Form 10QSB
period 1997-09-30
PONTOTOC BANCSHARES CORP
filed 1997-11-14
CIK 1030180

                    U.S. Securities and Exchange Commission

                                Washington, D.C.


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended September 30, 1997

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934


                        Commission File Number 333-19409


                           PONTOTOC BANCSHARES CORP.


                                                            64-0885622
       Mississippi                                        (IRS Employer
(State of Incorporation)                                Identification No.)


               19 South Main Street, Pontotoc, Mississippi 38863


                            Telephone:  601-489-1631


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No   X    (Issuer's registration statement became effective on August
    -----     -----
26, 1997 and this is issuer's first report pursuant to Section 15(d) of the Exchange Act.)

264,160 Shares of Common Stock, No Par Value, were issued and outstanding as of November 10, 1997.

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                           PONTOTOC BANCSHARES CORP.



                                     INDEX
                                  ----------


PART I    FINANCIAL INFORMATION                                           PAGE
                                                                          ----
     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

              BALANCE SHEET (unaudited).................................     4
              STATEMENT OF INCOME (unaudited)...........................     5
              STATEMENT OF STOCKHOLDERS' EQUITY (unaudited).............     6
              STATEMENT OF CASH FLOWS (unaudited).......................     7
              NOTES TO FINANCIAL STATEMENTS (unaudited).................     8
              EXHIBIT A - BALANCE SHEET OF FIRST NATIONAL
              BANK OF PONTOTOC (unaudited)..............................    10
              EXHIBIT B - STATEMENT OF INCOME OF FIRST NATIONAL
              BANK OF PONTOTOC (unaudited)..............................    11
              EXHIBIT C - PRO FORMA BALANCE SHEET (unaudited)...........    12
              EXHIBIT D - PRO FORMA INCOME STATEMENT (unaudited)........    13
              NOTES TO PRO FORMA FINANCIAL STATEMENTS (unaudited).......    14

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.    16


PART II.   OTHER INFORMATION.

     ITEM 1.  LEGAL PROCEEDINGS.........................................    17

     ITEM 2.  CHANGES IN SECURITIES.....................................    17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................    17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    17

     ITEM 5.  OTHER INFORMATION.........................................    17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................   17

SIGNATURES...............................................................  S-1


                           PONTOTOC BANCSHARES CORP.


                         PART I  FINANCIAL INFORMATION

                                                                      PAGE
Item 1. Financial Statements:

        BALANCE SHEET (unaudited)...................................    3
        STATEMENT OF INCOME (unaudited).............................    4
        STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)...............    5
        STATEMENT OF CASH FLOWS (unaudited).........................    6
        NOTES TO FINANCIAL STATEMENTS (unaudited)...................    7
        EXHIBIT A  BALANCE SHEET OF FIRST NATIONAL
        BANK OF PONTOTOC  (unaudited)...............................    8
        EXHIBIT B  STATEMENT OF INCOME OF FIRST NATIONAL
             BANK OF PONTOTOC (unaudited)...........................    9
        EXHIBIT C  PRO FORMA BALANCE SHEET (unaudited)..............   10
        EXHIBIT D  PRO FORMA INCOME STATEMENT (unaudited)...........   11
        NOTES TO PRO FORMA FINANCIAL STATEMENTS (unaudited).........   12


                                 BALANCE SHEET
                        PONTOTOC BANCSHARES CORPORATION
                              SEPTEMBER 30, 1997


                                                              (UNAUDITED)
                                                              -----------
                                                             (in thousands)
ASSETS
  Cash and due from banks                                      $     3
  Intangibles  (Note 2)                                            917
  Investment in First National Bank  (Note 2)                    5,441
                                                               -------

      Total assets                                             $ 6,361
                                                               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest                                             $   290
  Due to First National Bank                                       168
  Notes payable and long-term debt  (Note 3)                     6,360
                                                               -------
      Total liabilities                                          6,818
                                                               -------
  Stockholders' equity:
    Common stock no par value ($1 stated value), 3,000,000
      shares authorized, 1 share issued and outstanding              -
    Retained earnings                                             (457)
                                                               -------
      Total stockholders' equity                                  (457)
                                                               -------

        Total liabilities and stockholders' equity             $ 6,361
                                                               =======





---------------------------------------------------------
The Notes to Financial Statements are an integral part of these statements.

                              STATEMENT OF INCOME
                        PONTOTOC BANCSHARES CORPORATION
             Three months and six months ended September 30, 1997


                                                             (UNAUDITED)
                                                 ------------------------------------
                                                   Three Months      Six Months
                                                      Ended            Ended
                                                 (in thousands except per share data)
REVENUE                                          $       -         $       -
                                                  ---------         ---------
EXPENSES
  Legal and professional expenses                        -                130
  Amortization expense                                   17                37
  Interest expense                                      135               290
                                                  ---------         ---------
      Total expenses                                    152               457
                                                  ---------         ---------
          Net loss                                $    (152)        $    (457)
                                                  =========         =========
  Loss per share                                  $(152,000)        $(457,000)
                                                  =========         =========





-------------------------------------------------
The Notes to Financial Statements are an integral part of these statements.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                           PONTOTOC BANCSHARES CORP.
                   Six month period ended September 30, 1997



                      _____________________
                             STOCK
                      ---------------------  RETAINED
                       SHARES   PAR VALUE    EARNINGS     TOTALS
                      --------  ---------    --------     ------
                        (in thousands except number of shares)
Balance, January 1,
   1997 (unaudited)     -       $    -       $    -       $     -

  Issuance of common
    stock               1            -            -             -

  Net loss              -            -         (457)         (457)
                       ----     ------       ------       -------
Balance, September 30,
   1997 (unaudited)     1       $    -       $ (457)      $  (457)
                       ====     ======       ======       =======







-------------------------------------------------------
The Notes to Financial Statements are an integral part of these statements.

                           STATEMENTS OF CASH FLOWS
                           PONTOTOC BANCSHARES CORP.
                   Six month period ended September 30, 1997

                                                   UNAUDITED
                                                 -------------
                                                 (in thousands)
OPERATING ACTIVITIES
  Net loss                                        $  (457)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    37
      Increase in organization costs                  (34)
      Increase in accrued interest                    290
                                                  -------
        Net cash used in operating
          activities                                 (164)
                                                  -------
INVESTING ACTIVITIES
  Goodwill purchased                                 (916)
  Purchase of stock in First National Bank         (5,441)
                                                  -------
        Net cash used in investing
          activities                               (6,357)
                                                  -------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt          6,401
  Repayments of long-term debt                        (40)
  Increase in debt issue costs                         (5)
  Increase in due to First National Bank              168
                                                  -------
        Net cash provided by financing
          activities                                6,524
                                                  -------
Increase in cash and due from banks                     3
Cash and due from banks at beginning of year            -
                                                  -------
Cash and due from banks at end of period          $     3
                                                  =======
SUPPLEMENTAL CASH FLOWS INFORMATION
  Interest paid                                   $     -
                                                  =======
  Income taxes paid                               $     -
                                                  =======



-------------------------------------------------
The Notes to Financial Statements are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                           PONTOTOC BANCSHARES CORP.
                              September 30, 1997

                                  (UNAUDITED)

NOTE 1.  PRESENTATION

    The accompanying financial statements for Pontotoc Bancshares Corp. (the "Company") as of September 30, 1997, are unaudited and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and operating results for the periods presented.

    The company began operations on March 18, 1997 and incurred debt in order to purchase 20% of the outstanding shares of First National Bank of Pontotoc (the "Bank"). Other activities of the Company during the period beginning March 18, 1997 and ending September 30, 1997 include incurring legal expenses in an effort to gain approval for a proposed 10 to 1 exchange of Company stock for the remaining outstanding shares of the Bank. Information presented under the caption "Six month period" is for the period March 1, 1997 - September 30, 1997.


NOTE 2.  INTANGIBLES

    The Company acquired goodwill in the purchase of shares of the Bank as follows:

First National Bank of Pontotoc equity at March 20, 1997           $27,380,703

Total number of First National Bank shares issued and outstanding       33,000
                                                                   -----------
Price per share                                                         829.72
Total number of shares purchased                                         6,557
                                                                   -----------
Investment in First National Bank                                    5,440,474

Less: purchase price of shares                                      (6,356,580)
                                                                   -----------
Goodwill acquired                                                      916,106
Less: Accumulated amortization                                          33,106
                                                                   -----------
Goodwill, net                                                      $   883,000
                                                                   ===========



    Also included in intangibles at September 30, 1997 are organization costs of $30,000, net of accumulated amortization of $4,000 and debt issue costs of $4,000, net of accumulated amortization of $1,000. Goodwill is being amortized over 15 years; debt issue costs and organization costs are being amortized over 5 years.

NOTE 3.  LONG TERM DEBT AND RELATED INTEREST EXPENSE

    In connection with the stock purchase described in Note 1 above, the Company incurred approximately $6,360,000 of long-term debt, which provides for interest at the prime rate. This debt is collateralized by the shares purchased and is payable in annual installments beginning in March 1998 through March 2002. Accrued interest expense of $135,000 and $290,000 on this debt is included in expense on the income statement for the three months ended September 30, 1997 and the period ended September 30, 1997, respectively.



NOTE 4. SUBSEQUENT EVENTS

    On October 31, 1997 the Company will exchange shares, on a ten to one basis, with substantially all of the remaining shareholders of the Bank.

Exhibit A
                                 BALANCE SHEET
                              FIRST NATIONAL BANK
                              September 30, 1997


                                                      (UNAUDITED)
                                                     ---------------
                                                     (in thousands)
ASSETS
  Cash and due from banks                             $   4,219
  Investment securities - available-for-sale
    (at market value)                                    20,752
  Investment securities - held-to-maturity
    (at cost)                                            33,176
  Federal funds sold                                      2,700
  Loans receivable, net of allowance for loan losses
    of $1,224 in 1997                                    88,951
  Premises and equipment, net                             2,575
  Due from Pontotoc Bancshares Corp.                        168
  Intangibles                                               405
  Deferred tax asset                                        500
  Other assets                                            2,604
                                                      ---------
      Total assets                                    $ 156,050
                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                              $  16,838
    Interest bearing                                    109,254
                                                      ---------
      Total deposits                                    126,092
  Accrued interest and other liabilities                  1,015
                                                      ---------
      Total liabilities                                 127,107
                                                      ---------
  Stockholders' equity:
    Common stock $10 par value,
      33,000 shares authorized and issued                   330
    Surplus                                              21,000
    Undivided profits                                     7,808
    Unrealized loss on securities available-for-sale       (195)
                                                      ---------
      Total stockholders' equity                         28,943
                                                      ---------
        Total liabilities and stockholders' equity    $ 156,050
                                                      =========

Exhibit B
                             STATEMENTS OF INCOME
                              FIRST NATIONAL BANK
              Three months and nine months ended September 30, 1997

                                                            (UNAUDITED)
                                                     -------------------------
                                                        Three        Nine
                                                       Months       Months
                                                       -------      -------
                                                          (in thousands)
INTEREST REVENUE

  Interest and fees on loans                            $2,153      $6,215
  Interest on investment securities                        804       2,383
  Interest on federal funds sold                            76         293
                                                        ------      ------
      Total interest revenue                             3,033       8,891
                                                        ------      ------
INTEREST EXPENSE
  Interest on deposits                                   1,289       3,803
  Other interest                                            --          --
                                                        ------      ------
      Total interest expense                             1,289       3,803
                                                        ------      ------
  Net interest revenue                                   1,744       5,088
  Provision for loan losses                                (60)       (240)
                                                        ------      ------
      Net interest revenue after
        provision for loan losses                        1,684       4,848
                                                        ------      ------
OTHER REVENUE
  Service fees                                             328         886
  Other                                                     (2)         23
  Loss from sale of investment securities, other real
      estate, and other foreclosed assets                  (31)       (255)
                                                        ------      ------
                                                           295         654
                                                        ------      ------
OTHER EXPENSE                                              471       1,391
  Salaries and employee benefits
  Occupancy expense, net of rental
    income                                                  92         244
  Other expenses                                            96         899
                                                        ------      ------
      Total other expense                                  659       2,524
                                                        ------      ------
        Income before income taxes                       1,320       2,978
  Provision for income taxes                               441         953
                                                        ------      ------
          Net income                                    $  879      $2,025
                                                        ======      ======
  Earnings per share                                    $26.64      $61.36
                                                        ======      ======

Exhibit C

                     PRO FORMA CONSOLIDATING BALANCE SHEET
                           PONTOTOC BANCSHARES CORP.
                              September 30, 1997

                                                                                  UNAUDITED
                                                               -------------------------------------------------
                                                                                                     Pro Forma
                                                                 Pontotoc      First         *      Consolidated
                                                                Bancshares    National   Pro Forma    Balance
ASSETS                                                         Corporation      Bank    Adjustments    Sheet
                                                               ------------   --------  -----------  ------------
                                                                                 (in thousands)
  Cash and due from banks                                          $    3      $  4,219    $     -     $  4,222
  Investment securities - available-for-sale (at market value)          -        20,752          -       20,752
  Investment securities - held-to-maturity (at cost)                    -        33,176          -       33,176
  Federal funds sold                                                    -         2,700          -        2,700
  Loans receivable, net of allowance for
    loan losses of $1,224                                               -        88,951          -       88,951
  Premises and equipment, net                                           -         2,575          -        2,575
  Intangibles                                                         917           405          -        1,322
  Deferred tax asset                                                    -           500          -          500
  Due from Pontotoc Bancshares Corp. (Note A)                           -           168       (168)           -
  Investment in First National Bank  (Note B)                       5,441             -     (5,441)           -
  Other assets                                                          -         2,604          -        2,604
                                                                   ------      --------    -------     --------
      Total assets                                                 $6,361      $156,050    $(5,609)    $156,802
                                                                   ======      ========    =======     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                           $    -      $ 16,838    $     -     $ 16,838
    Interest bearing                                                    -       109,254          -      109,254
                                                                   ------      --------    -------     --------
      Total deposits                                                    -       126,092          -      126,092
  Accrued interest and other liabilities                              458         1,015       (168)       1,305
  Long term debt                                                    6,360             -          -        6,360
                                                                   ------      --------    -------     --------
      Total liabilities                                             6,818       127,107       (168)     133,757
                                                                   ------      --------    -------     --------
  Stockholders' equity:
    Common stock $10 par value, 33,000 shares authorized
      and issued (Note C)                                               -           330       (330)           -
    Common stock no par value ($1 stated value), 3,000,000
      shares authorized, 264,430 shares issued and outstanding          -             -        264          264
       outstanding (Note C)
    Surplus (Note C)                                                    -        21,000    (21,000)           -
    Paid in capital (Note C)                                            -             -     23,433       23,433
    Undivided profits (Note C)                                       (457)        7,808     (7,808)        (457)
    Unrealized loss on securities available-for-sale (Note C)           -          (195)         -         (195)
                                                                   ------      --------    -------     --------
      Total stockholders' equity                                     (457)       28,943     (5,441)      23,045
                                                                   ------      --------    -------     --------
        Total liabilities and stockholders' equity                 $6,361      $156,050    $(5,609)    $156,802
                                                                   ======      ========    =======     ========

_______________________________________________________________________________
The Notes to Pro Forma Financial Statements are an integral part of these statements.

Exhibit D

                  PRO FORMA CONSOLIDATING STATEMENT OF INCOME
                           PONTOTOC BANCSHARES CORP.
                        Period ended September 30, 1997

                                                                                          UNAUDITED
                                                                    --------------------------------------------------------
                                                                                                                Pro Forma
                                                                        Pontotoc          First                Consolidated
                                                                       Bancshares        National   Pro Forma     Income
                                                                      Corporation          Bank    Adjustments  Statement
                                                                      -----------        --------  -----------  ----------
                                                                               (in thousands except per share data)
INTEREST INCOME
  Interest and fees on loans                                        $          -         $ 6,215     $     -      $ 6,215
  Interest on investment securities                                            -           2,383           -        2,383
  Interest on federal funds sold                                               -             293           -          293
                                                                     ------------        -------     -------      -------
      Total interest income                                                    -           8,891           -        8,891
                                                                     ------------        -------     -------      -------
INTEREST EXPENSE
  Interest on deposits                                                         -           3,803           -        3,803
  Other interest                                                              290             -            -          290
                                                                     ------------        -------     -------      -------
      Total interest expense                                                  290          3,803           -        4,093
                                                                     ------------        -------     -------      -------
  Net interest income                                                        (290)         5,088           -        4,798
  Provision for loan losses                                                    -            (240)          -         (240)
                                                                     ------------        -------     -------      -------
      Net interest income after
        provision for loan losses                                            (290)         4,848           -        4,558
                                                                     ------------        -------     -------      -------
OTHER INCOME
  Service fees                                                                 -             886           -          886
  Other                                                                        -              23           -           23
  Loss from sale of investment securities, other real
      estate, and other foreclosed assets                                      -            (255)          -         (255)
                                                                     ------------        -------     -------      -------
                                                                               -             654           -          654
                                                                     ------------        -------     -------      -------
OTHER EXPENSE
  Salaries and employee benefits                                               -           1,391           -        1,391
  Occupancy expense, net of rental
    income                                                                     -             244           -          244
  Other expenses                                                              167            889           -        1,056
                                                                     ------------        -------     -------      -------
      Total other expense                                                     167          2,524           -        2,691
                                                                     ------------        -------     -------      -------
        Income before income taxes                                           (457)         2,978           -        2,521
  Provision for income taxes (Note D)                                           -            953        (122)         831
                                                                     ------------        -------     -------      -------
          Net income                                                 $       (457)       $ 2,025     $   122      $ 1,690
                                                                     ============        =======     =======      =======
  Earnings per share                                                 $(457,000.00)       $ 61.36                  $  6.38
                                                                     ============        =======                  =======

______________________________________________________________________
The Notes to Pro Forma Financial Statements are an integral part of these statements.

                    NOTES TO PRO FORMA FINANCIAL STATEMENTS
                           PONTOTOC BANCSHARES CORP.

                                  (UNAUDITED)


Pro Forma Financial Information


    The pro forma financial statements are presented to give effect to the exchange of the Company's common shares for the remaining outstanding common shares of the Bank. The pro forma balance sheet is prepared as if the transactions occurred on September 30, 1997. The pro forma income statement is presented for the nine months ended September 30, 1997 and is prepared as if the transaction occurred on January 1, 1997.

NOTE A.  INTERCOMPANY RECEIVABLES

     During 1997, significant legal fees related to the formation of the Company were incurred and paid by the Bank. Subsequent to their payment, the Bank transferred those expenses to the Company, thereby creating an intercompany receivable/payable that is eliminated in the consolidation.


NOTE B.  INVESTMENT IN FIRST NATIONAL BANK

     On March 20, 1997, the Company purchased twenty percent of the outstanding shares of the Bank with a book value of $5,440,474. In consolidation, this investment in the wholly owned subsidiary is eliminated against the equity of the Bank.

NOTE C.  STOCKHOLDERS' EQUITY

    The pro forma adjustments in the stockholders' equity section of the pro forma balance sheet are essentially the entries required in the consolidation of the Company and the Bank to eliminate the equity of the Bank and allow common stock, paid in capital and retained earnings of the Company to be reflected. The calculation of the resulting common stock, paid in capital, and retained earnings of the Company are reflected below:

COMMON STOCK:
  Bank shares prior to acquisition               33,000
  Less shares purchased                           6,557
                                                -------
                                                 26,443
  Company shares exchanged for
   Bank shares (10 to 1, $1 stated value)            10
                                                -------
                                                264,430
                                                =======

PAID IN CAPITAL:
  Bank equity at September 30, 1997             $28,943,000
  Less shares purchased                          (5,440,474)
                                                -----------
  Remaining book value of bank                   23,502,526
  Add unrealized loss on available-for
   sale securities, which is presented as
   a separate component of equity                  (264,430)
                                                -----------
                                                $23,433,096
                                                ===========

NOTE D.  INCOME TAX EFFECTS

    The reduction in consolidated net income related to the interest expense and amortization expenses of the Company resulted in a corresponding reduction in income tax expense for the consolidated entity. This reduction in income taxes amounted to approximately $122,000 calculated at the Bank's total federal and state rate of 37.3% for the nine month period ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This discussion is intended to supplement the financial statements for Pontotoc Bancshares Corp. (the "Company").

     The company was formed for the purpose of becoming the parent company of First National Bank of Pontotoc (the "Bank"). The Company was approved by the Federal Reserve Board as a bank holding company in March of 1997. The Company then incurred $6,360,000 in debt from National Bank of Commerce, Memphis Tennessee, for the purpose of purchasing 6,557 shares of common stock of the Bank. The Company also incurred an additional debt of $450,000 as part of the reorganization process.

     The merger of the Bank into the Company was approved by the shareholders of the Bank on September 29, 1997. The surrender and reissue of Bank stock for stock of the Company will begin after October 31, 1997. Accordingly, other than as discussed above, the Company has no operations or other activities for the periods covered by this report. There is no specific strategic plan to expand the business activities of the Company beyond the current operations of the Bank.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of the Bank was held on September 29, 1997 to consider and vote upon a plan of reorganization (the "Reorganization") pursuant to which the Bank was to become a wholly-owned subsidiary of the Company, and each outstanding share of common stock of the Bank (other than shares of common stock of the Bank already owned by the Company) was to be converted into and exchanged for ten shares of common stock of the Company. The Reorganization was approved by an overwhelming majority vote of the Bank's shareholders. At the time of the meeting, a total of 33,000 shares of common stock of the Bank were outstanding, 31,391 shares were voted in favor of the Reorganization and 1,609 shares were voted against the Reorganization or abstained from voting.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8(K)

     (A)  EXHIBITS

     2.1 Plan of Reorganization and Agreement of Merger, incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4, Registration No. 333-20631, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     3.1  The Company's Articles of Incorporation, incorporated by reference to
          Exhibit 3.1 to Registrant's Registration Statement on Form S-4, Registration No. 333-20631, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     3.2 The Company's Bylaws, incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-4, Registration No. 333-20631, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     10.1 Executive Agreement effective November 20, 1996, by and between Buddy
          R. Montgomery and the Bank, incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4, Registration No. 333-20631, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     10.2 Executive Agreement effective November 20, 1996, by and between Larry Russell and the Bank, incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4, Registration No. 333-20631, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     10.3 Stock Purchase Agreement dated March 18, 1997 among Pontotoc BancShares Corp., First National Bank of Pontotoc, Union Planters Corporation, Doty Investments, L.P., Martha W. Doty, Gerry G. Jones and All Saints Episcopal Church of Memphis, Tennessee, incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4, Registration No. 333-20631, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     10.4 Note, Security Agreement and Loan Agreement dated March 18, 1997 between Pontotoc BancShares Corp. and National Bank of Commerce, incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4, Registration No. 333-20631, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     11   Statement re: computation of per share earnings

     27   Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    Pontotoc BancShares Corp.



     November 14, 1997              /s/ Buddy R. Montgomery
                                    ---------------------------------------
                                    Buddy R. Montgomery
                                    President, Chief Executive Officer and
                                    Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number    Item
------    ----

  11      Statement Regarding Computation of Per Share Earnings

  27      Financial Data Schedule