Form 10KSB40
period 1997-12-31
PONTOTOC BANCSHARES CORP
filed 1998-03-30
CIK 1030180

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ------------------------

                                  FORM 10-KSB

                           ------------------------


Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 1997

                      Commission File Number:  333-19409

                           PONTOTOC BANCSHARES CORP.
                 (Name of Small Business Issuer in its Charter)

          Mississippi                               64-0885622
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                 Identification No.)


          19 South Main Street
          Pontotoc, Mississippi                       38863
(Address of Principal Executive Offices)            (Zip Code)

                                (601) 489-1631
               (Issuer's Telephone Number, Including Area Code)


     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     NONE

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    ------

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The issuer's revenues for the 1997 fiscal year were $2,197,000.

  The issuer's securities are not listed on any exchange nor are bid and asked prices generally available. Therefore, the market value of the issuer's common equity held by non-affiliates is not readily determinable and is not disclosed herein.


  State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998.

                   Common Stock, No Par Value: 264,160 shares


  Transitional Small Business Disclosure Format (check one):

                   Yes           No   X
                       ------      -----

================================================================================

                           PONTOTOC BANCSHARES CORP.

                                     INDEX
                                     -----

                                                                                               Page
                                                                                               ----
PART I......................................................................................     1
   Item 1.  Description of Business.........................................................     1
   Item 2.  Description of Property.........................................................     5
   Item 3.  Legal Proceedings...............................................................     5
   Item 4.  Submission of Matters to a Vote of Security Holders.............................     5

PART II.....................................................................................     6
   Item 5.  Market for Common Equity and Related Stockholder Matters........................     6
   Item 6.  Management's Discussion and Analysis or Plan of Operation.......................     7
   Item 7.  Financial Statements............................................................     7
   Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................................     7

PART III....................................................................................     8
   Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............................     8
   Item 10.  Executive Compensation.........................................................    10
   Item 11.  Security Ownership of Certain Beneficial Owners and Management.................    10
   Item 12.  Certain Relationships and Related Transactions.................................    12
   Item 13.  Exhibits, List and Reports on Form 8-K.........................................    12

SIGNATURES..................................................................................   S-1

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
 TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS..............................  SI-1

                                     PART I

 ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     The Company

     Pontotoc BancShares Corp. (the "Company") was organized as a Mississippi business corporation in December of 1996 and became a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), when it acquired all of the issued and outstanding shares of First National Bank of Pontotoc, a national banking association (the "Bank"), during 1997. The Bank is the only subsidiary of the Company and its stock is the Company's most significant asset.

     The Company's major source of income in 1997 was dividends from the Bank in the amount of $5,500,000. The Company expects that dividends from the Bank will continue to be the Company's major source of income in 1998. As of December 31, 1997, the Company had total consolidated assets of approximately $161 million, and total consolidated shareholders' equity of approximately $22.9 million.

     The Bank

     The Bank conducts a full service banking business from its main office and one branch office, both of which are located in Pontotoc, Mississippi. The Bank provides commercial and consumer banking services to customers in Pontotoc County and the adjoining counties of Mississippi. The geographical area serviced by the Bank is economically diverse and includes public and private sector industries, including government service, manufacturing, tourism, and agriculture.

     The products and services offered by the Bank include personal and commercial checking accounts, money market deposit accounts and savings accounts. The Bank also offers money transfer services, safe deposit box facilities, and access to a network of automated teller machines. The Bank also engages in other commercial and consumer lending activities.

     As of December 31, 1997, the Bank had total assets of approximately $156 million and total deposits of approximately $130 million.

     As of December 31, 1997, the Company and the Bank had 53 full-time and 6 part-time employees for a total of 59 employees. The employees are not represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

     The banking industry is extensively regulated under federal and state law. As a bank holding company, the Company is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the "FRB"). Pursuant to the BHCA, the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any other company, including a bank, without the prior approval of the FRB. The BHCA further limits the activities of both the Company and the Bank to the business of banking and activities closely related or incidental to banking.

     As a national bank, the Bank is subject to supervision and regular examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such examinations, however, are for the protection of the Bank Insurance Fund ("BIF") and, indirectly to a degree, for depositors, and not for the protection of investors and shareholders. Pursuant to the terms of the Federal Deposit Insurance Act (the "FDIA"), the deposits of the Bank are insured through the BIF and the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Bank is subject to regulation by the FDIC and is also subject to the Federal Reserve's requirements to maintain reserves against deposits. restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.

     In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which, among other things, substantially revised the depository institution regulatory and funding provisions of the FDIA. FDICIA also expanded the regulatory and enforcement powers of bank regulatory agencies. Most significantly, FDICIA mandates annual examinations of banks by their primary regulators and requires the federal banking agencies to take prompt "corrective action" whenever financial institutions do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capitalization status will depend on how well its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 1997, the Bank maintained a capital level which qualified it as being "well capitalized" under such regulations.

     FDICIA also prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter by "undercapitalized." For additional information regarding restrictions on the Bank's payment of dividends, see Item 5 - "Market for Common Equity and Related Stockholder Matters -- Dividends," below.

     The banking industry is affected by the policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are:

open-market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

INTERSTATE BANKING AND BRANCHING LEGISLATION

     Federal Law

     In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which affected the interstate banking and branching abilities of bank holding companies and banks.

     Beginning June 1, 1997, Riegle-Neal authorizes a national bank domiciled in one state to establish branches in any other state as long as neither state has opted out of interstate branching between the date of enactment of Riegle-Neal and May 31, 1997. Riegle-Neal, however, does allow states to preserve certain restrictions on the entry of out-of-state banks, such as the fashion in which entry can be made, an age requirement for a bank being merged or acquired, and a deposit cap. Under Riegle-Neal, once a bank has established a branch in another state, it may exercise the same rights in that state as national and state banks enjoy in that state, including the ability to branch intra-state. Riegle-Neal provides that states may opt in early to interstate branching prior to June 1, 1997.

     Riegle-Neal also permits states to allow banks to enter the state by establishing a de novo branch in that state. In order to allow de novo entry into a state, that state must expressly provide for de novo branching. Once a bank has established a branch in a host state through de novo branching, it may exercise the same rights in that state as national and state banks enjoy, including the ability to branch intra-state. If a state opts out of interstate branching, no bank domiciled in that state may establish branches in other states, and no bank domiciled in another state may establish branches in that state.

     Mississippi Law

     On March 29, 1996, the Governor of Mississippi signed into law a bill in which Mississippi elected to opt in to interstate branching, effective May 1, 1997. As enacted, the bill would (1) allow all Mississippi banks to establish branches in any other state pursuant to the entry rules in the potential host state, and (2) allow out-of-state banks to establish branches in Mississippi pursuant to Mississippi's entry rules. The bill as enacted, however, does not authorize de novo branching into Mississippi. An out-of-state bank can establish branches in Mississippi only by (1) merging with a Mississippi domiciled bank, (2) buying all of the assets of a Mississippi domiciled bank, or
(3) buying all of the assets in Mississippi of an out-of-state bank which has branches in Mississippi. All interstate branching transactions require appropriate regulatory approval.

     Consequence of Increased Interstate Activity

     Because of the increasing liberalization of the laws and regulations affecting the conduct of interstate banking activities, it is anticipated that competition in the Bank's geographical market area will increase. If large, regional bank holding companies acquire branches in the Bank's market area, they may offer a wider range of services than are currently offered by the Bank. In addition, some of these competitors may be more highly capitalized than the Bank and the Company.

     Further Changes in Regulatory Requirements

     The United States Congress and the Mississippi legislature have periodically considered and adopted legislation that has resulted in deregulation of, among other matters, banks and other financial institutions, or adversely affected the profitability of the banking industry. Future legislation could further modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company also cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

RESTRICTION ON DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank and substantially all of the Company's revenues result from amounts paid by the Bank, as dividends, to the Company. The payment of dividends by the Bank is, of course, dependent upon its earnings and financial condition. The Bank, however, as a national bank, is also subject to legal limitations on the amount of its earnings that it may pay as dividends. Among the restrictive covenants of the Company's debt agreements is a provision limiting the payment of dividends by the Company to an amount equal to 40% of the Bank's net earnings.

COMPETITION

     There is significant competition among banks and bank holding companies in Mississippi. The Bank competes with both national and state banks and with savings and loan associations and credit unions for deposits and loans. The Bank also competes with large national banks from the principal cities in Mississippi for certain commercial loans.

     The deregulation of depository institutions as well as the increased ability of nonbanking financial institutions, such as finance companies, investment companies, insurance companies, and several governmental agencies, to provide services previously reserved to commercial banks has further intensified competition. Accordingly, the Bank now competes with these nonbanking financial institutions, all of which are engaged in marketing various types of loans, commercial paper, short-term obligations, investments, and other services. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility. The continued deregulation of the financial services industry may have a detrimental effect on the Bank's long-term growth and profitability.

ENVIRONMENTAL

     The Company is subject to various federal, state, and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts to comply with these laws and regulations.

 ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has its principal offices in its headquarters building at 19 South Main Street, Pontotoc, Pontotoc County, Mississippi 38863, which is owned and occupied by the Bank. The Bank also owns the property on which its branch office is located, as well as other residential and commercial properties which it has acquired primarily through foreclosure proceedings. In the judgment of management, the facilities of the Company and the Bank are generally suitable and adequate for the needs of the Company and the Bank.

 ITEM 3.  LEGAL PROCEEDINGS.

     None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     There is no public trading market for the Company's Common Stock.

HOLDERS

     On March 31, 1998, there were 190 shareholders of record of the Common
Stock.

DIVIDENDS

     Pursuant to Mississippi law, the Company's Board of Directors may authorize the Company to pay cash dividends to its shareholders. The only limitation on such a dividend is that no distribution may be made if, after giving effect to the distribution (a) the Company would not be able to pay its debts as they come due in the usual course of business, or (b) the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders whose preferential rights are superior to those receiving the distribution.

     The principal source of the Company's cash revenues, however, is dividends from the Bank. There are certain limitations under federal law on the payment of dividends by national banks. Under federal law, the directors of a national bank, after making proper deduction for all expenses and other deductions required by the Comptroller, may credit net profits to the bank's undivided profits accounts, and may declare a dividend from that account of so much of the net profits as they judge expedient.

     The prior approval of the Comptroller is required, however, if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Finally, FDICIA generally prohibits a depository institution from making any capital distribution to its holding company if the depository institution would thereafter be "undercapitalized."

     In addition, both the Company and the Bank are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Comptroller has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings. The Bank's ability to pay dividends is also limited by prudence, statutory and regulatory guidelines, and a variety of other factors.

     Further, in connection with the acquisition of the Bank in 1997, the Company incurred debt with restrictive covenants prohibiting the payment of dividends by the Company in amounts in excess of 40% of the Bank's net earnings. Management does not anticipate that this restriction will have a material adverse effect on the Company's ability to pay dividends to its shareholders.

     The Company and the Bank have traditionally declared dividends in December and paid dividends on such declarations in January of the following year. Dividends paid in January of 1996, 1997 and 1998 were $1.60, $3.00 and $3.00 per share, respectively.

     The declaration of future dividends is at the discretion of the Company and generally will be dependent upon the earnings of the Bank, the assessment of capital requirements, considerations of safety and soundness, applicable law and regulation, and other factors. Subject to the limitations set forth above, it is the present policy of the Board of Directors of the Company to continue the declaration of cash dividends on the Company's Common Stock on an annual basis, to the extent practicable.

     Retained earnings of the Bank available for payment of cash dividends under applicable dividend regulations exceeded $ 3 million as of December 31, 1997, although the Bank intends to retain most of these funds for capital and not to pay them out as dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

          During March of 1997, Pontotoc BancShares Corp. (the Company) acquired approximately 20.00% of the outstanding stock of First National Bank of Pontotoc (the Bank) for cash in a transaction accounted for as a purchase. On October 31, 1997, the Company acquired the remaining outstanding shares of the Bank by issuing 10 shares of its no-par stock for each share of Bank stock in a manner similar to a pooling of interests. Hence, consolidated results of operations reported in the consolidated statement of income reflect only two months of subsidiary earnings. Therefore, management's discussion and analysis of financial condition and results of operations which follows will compare the results of operations for 1997 as though the acquisition had occurred January 1, 1997, as discussed in Note 8 of the consolidated financial statements.

          This discussion is intended to supplement the consolidated financial statements, to explain material changes in the financial condition and to compare the operating results for the Company for the year ended December 31, 1997 as discussed above, to its predecessor, the Bank, for the same period in 1996.

     THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     OVERVIEW

          The Company reported pro forma net income for 1997 of $2,145,000 compared to $2,679,000 in 1996. This represented a 19.9% decrease in 1997 compared to 1996. The decrease in earnings from 1996 to 1997 was due to a $433,000 increase in interest expense on long-term debt and approximately $270,000 of additional professional fees related to the acquisition of the Bank. Return on average assets was 1.35% and return on average equity was 9.04% for 1997, compared to the prior year's returns of 1.78% and 10.32%, respectively.

          Average assets increased 5.96% in 1997 from the 1996 level. At year end 1997 and 1996, total assets were $161,170,000 and $153,289,000, respectively. Total stockholders' equity was $22,859,000 at December 31, 1997, compared to $26,811,000 at December 31, 1996. The decrease in total equity from 1996 to 1997 is due to a return of capital paid up to the Company from the Bank during 1997 of $5,500,000.

     RESULTS OF OPERATIONS

          NET INTEREST INCOME. The Company's primary source of revenue is net interest income. Net interest income is the excess of interest income and fees on earning assets over interest expense on interest-bearing liabilities. The level of net interest income is determined primarily by the volume of interest earning assets, and the spread between the yields on earning assets and the rates paid on their funding sources, as well as the relative effect of noninterest bearing sources of funds. Net interest income decreased from $6,719,000 in 1996 to $6,370,000 in 1997 due to an increase in interest expenses related to debt incurred in the acquisition of the Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

          Average earning assets increased from $145,125,000 in 1996 to $148,000,000 in 1997. Interest income increased from $11,681,000 in 1996 to $11,911,000 in 1997 due primarily to an increase in loans. This growth in higher yielding assets was funded almost entirely by an increase in time deposits, the average cost of which increased slightly in 1997 to 5.41% from 5.37% in 1996. However, due to interest costs associated with long-term debt incurred in the acquisition of the Bank, the Company experienced a decline in its net interest margin.

          The Company's net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.26% for 1997, a 24 basis point decrease from the 1996 level of 3.50%. This decrease in the Company's net interest spread resulted from an increase in the percentage of earning assets that was funded by interest-bearing deposits and higher yielding long-term debt.

          INTEREST RATE/VOLUME ANALYSIS. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                   SUMMARY OF CHANGES IN NET INTEREST INCOME

                                                                                1997/1996
                                                             -----------------------------------------------
                                                                              CHANGE DUE TO
                                                             -----------------------------------------------
                                                                                              TOTAL
                                                              RATE          VOLUME           CHANGES
                                                             -----------------------------------------------
                                                                      (Dollars in thousands)
Interest income:
 Loans                                                       $     (133)   $       387        $     254
 Investment Securities - taxable                                      4             66               70
 Investment Securities - non-taxable                                 20              1               21
 Federal funds and resale agreements                                  3           (118)            (115)
                                                             ----------    -----------        ---------
  Total interest income                                            (106)           336              230
                                                             ----------    -----------        ---------
Interest expense:
Deposits other than time                                             31             (2)              29
Time deposits                                                        30             88              118
Other interest-bearing liabilities                                    -              -                -
Long-term debt                                                        -            432              432
                                                             ----------    -----------        ---------
  Total interest expense                                             61            518              579
                                                             ----------    -----------        ---------
Net interest income                                          $      (45)   $      (182)       $    (349)
                                                             ----------    -----------        ---------

     Note: The changes in interest due to both volume and rate have been allocated proportionally between rate and volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)


       AVERAGE BALANCES, YIELDS, AND RATES PAID. The following Average Balance and Yield Analysis presents average balances, interest earned or paid, and average rates earned or paid. Yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from average monthly balances.

                       AVERAGE BALANCE AND YIELD ANALYSIS
                             (dollars in thousands)

                                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------------------------
                                                           1997                                         1996
                                     ---------------------------------------------   ---------------------------------------------
                                     AVERAGE BALANCE  INCOME EXPENSE  YIELDS RATES   AVERAGE BALANCE  INCOME EXPENSE  YIELDS RATES
                                     ---------------  --------------  ------------   ---------------  --------------  ------------
ASSETS

Loans (1)                                   $ 86,987         $ 8,421          9.68%         $ 83,031         $ 8,167          9.84%
Interest bearing deposits in banks                26               -          0.00                 -               -          0.00
Investment Securities (2)
 Taxable                                      40,922           2,412          5.89            39,822           2,342          5.88
 Nontaxable                                   13,662             737          5.39            13,660             716          5.24
Federal funds sold                             6,403             341          5.33             8,612             456          5.29
                                            --------         -------                        --------         -------
Total earning assets                         148,000          11,911          8.05%          145,125          11,681          8.05%
                                                             -------                                         -------
Other assets                                  13,528                                           7,314
                                            --------                                        --------
   TOTAL ASSETS                             $161,528                                        $152,439
                                            ========                                        ========
TOTAL LIABILITIES AND STOCK-
  HOLDERS' EQUITY

Interest bearing deposits:
 Time deposits                              $ 76,129         $ 4,115          5.41%         $ 74,379         $ 3,997          5.37%
 Other interest bearing deposits              34,742             994          2.86            34,779             965          2.77
                                            --------         -------                        --------         -------
   Total interest bearing deposits           110,871           5,109          4.61           109,158           4,962          4.55
Long-term debt                                 4,845             432          8.92                 -               -          0.00
                                            --------         -------                        --------         -------
Total interest bearing liabilities           115,716           5,541          4.79           109,158           4,962          4.55
Non-interest bearing deposits                 16,764         -------                          15,409         -------
Other liabilities                              1,017                                           2,759
Stockholders' equity                          28,031                                          25,113
                                            --------                                        --------
                                            $161,528                                        $152,439
                                            ========                                        ========
Interest income and rate earned                               11,911          8.05                            11,681          8.05
Interest expense and rate paid                                 5,541          4.79                             4,962          4.55
                                                             -------          ----                           -------          ----
Interest rate spread                                                          3.26                                            3.50
NET INTEREST INCOME AND NET YIELD                                             ----                                            ----
 ON AVERAGE EARNING ASSETS                                   $ 6,370          4.30%                          $ 6,719          4.63%
                                                             =======          ====                           =======          ====

---------------------------

(1) Nonaccrual loans are included in average balances, and interest on such loans is recognized on a cash basis.

(2) The yield on tax exempt securities is not on a tax equivalent basis for this schedule.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

       INTEREST RATE SENSITIVITY. The interest rate sensitivity gap is the difference between the amount of interest-bearing assets and the amount of interest-bearing liabilities maturing in any given time period.

                            GAP ANALYSIS AT DECEMBER 31, 1997

                                                     0 - 3            4 - 12       1 - 5          OVER 5
                                                     MONTHS           MONTHS       YEARS          YEARS
                                                    --------         --------     -------        -------
                                                                   (dollars in thousands)

       Loans                                        $ 20,421         $ 25,448     $41,955        $ 1,710
       Investment securities, taxable                  1,476            1,787      21,092         13,862
       Investment securities, non-taxable                175              780       7,199          5,031
       Federal funds                                   3,350                -           -              -
                                                    --------         --------     -------        -------
        Total rate sensitive assets                 $ 25,422         $ 28,015     $70,246        $20,603
                                                    --------         --------     -------        -------
       Savings deposits (3)                         $  3,775         $  3,775     $ 3,775        $ 7,553
       NOW accounts (3)                                2,840            2,840       2,840          5,395
       Money markets (3)                                   -            3,347       3,347          6,693
       Time deposits, less than $ 100,000             19,564           28,538       3,335              -
       Time deposits greater than $ 100,000           11,560           13,134       3,585              -
                                                    --------         --------     -------        -------
        Total rate sensitive liabilities            $ 37,739         $ 51,634     $16,882        $19,641
                                                    --------         --------     -------        -------
       $ Gap                                        $(12,317)        $(23,619)    $53,364        $   962
                                                    --------         --------     -------        -------
       Gap percent of total assets                     (7.64%)         (14.65%)     33.11%          6.59%
                                                    --------         --------     -------        -------
       $ Cumulative gap                             $(12,317)        $(35,936)    $17,428        $18,390
                                                    --------         --------     -------        -------
       Cumulative gap percent of total
         asset                                         (7.64%)         (22.30%)     10.81%         11.41%
                                                    --------         --------     -------        -------

       (3) The assumed rate of deposit withdrawal allocates 20% of savings deposits and NOW account balances to each of the following maturity categories: 0-3 months, 4-12 months, and 1-5 years. The remaining 40% of balances are allocated to the "over 5 year" category. The gap calculation also allocates 25% of Money Market account balances in both the 4-12 month and 1-5 year categories, with the remaining 50% being allocated to the "over 5 year" category. This method of allocating withdrawals is consistent with the Bank's historical experience.

       A primary objective of asset/liability management is to achieve stability in net interest income throughout interest rate cycles. Management of the Company reviews its interest rate exposure on a monthly basis to analyze the impact of possible changes in market interest rates on the Company's net income. At December 31, 1997, the Company's one-year repricing gap, defined as repricing assets minus repricing liabilities as a percentage of total assets, was (7.64)%. In other words, more of the Company's liabilities than assets were scheduled to reprice within a one-year time frame. In periods of increasing rates, the Company should experience a negative effect on net income because its interest income on earnings-assets will increase more slowly than its cost of funds. Conversely, in periods of declining rates, based on its current interest sensitivity gap, the Company should experience increased net income, since the interest on its

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

     earnings-assets will decrease more slowly than its cost of funds. However, the degree of interest rate sensitivity is not equal for all types of assets and liabilities. The Company's experience has indicated that the magnitude of repricing of interest-bearing demand, savings, and money market accounts is not as great as changes in general market rates. These deposit categories, along with noninterest bearing deposits, have historically been stable sources of funds for the Bank, which indicates a much longer implicit maturity than their contractual maturities. The Company has a targeted gap range of +10% to -10% of total assets with respect to an immediate and intermediate gap out to one year. Should the Company's gap not fall within the targeted range, the Company would take immediate action to attempt to correct the problem.

       The gap is primarily managed through the mix of fed funds and longer term investments. If the Company has a positive gap position outside of the specified range, the Company would reduce investment in fed funds and redeploy to longer term investments. If the Company has a negative gap position outside the range, the Company would sell longer term investment securities and invest in fed funds.

       A significant portion of the loan portfolio consists of fixed rate loans. The vast majority of these loans mature in a six-month to one-year time frame. Consequently, fixed rate loans do not significantly impact the Company in periods of either rising or declining rates.

       PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses charged to operating expense is a result of a continuing review of the loan portfolio, taking into consideration the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio, and other factors deemed appropriate by management. Management calculates the appropriate level of reserve for loan loss according to OCC guidelines on a quarterly basis and makes monthly allocations to keep the provision for loan loss at the appropriate level. The total amount allocated for loan loss provision for 1996 was $420,000. The provision made in 1997 was $300,000.

       The Bank identified net charge-offs of $146,000 in 1997 and $348,000 in 1996, to be written off as uncollectible against the reserve for possible loan losses. The decrease in net charge-offs from 1996 to 1997 was the effect of a continued good local economy and the efforts of management in past years to improve the quality of the Bank's loan portfolio.

       The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. The allowance for possible loan losses as a percentage of average loans outstanding was 1.40% for 1997 and 1.28% for 1996.

       NONINTEREST INCOME. Other income for 1997 totaled $1,221,000, compared to $1,100,000 in 1996, as service charges and other sources of income increased slightly.

       NONINTEREST EXPENSES. In 1997, other expenses totaled $3,775,000, compared to $3,394,000 in 1996. This was an increase of $381,000, or 10.09%, from the 1996 level. Higher salaries and employee benefits caused the increase, along with legal and consulting fees related to the formation of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

       ANALYSIS OF FINANCIAL CONDITION

       INVESTMENT SECURITIES. In 1997, average investment securities increased marginally by $1,102,000 from $53,482,000 in 1996, to $54,584,000 in
     1997. Investment securities totaled $51,788,000 at the end of 1997. Investment securities comprised 36.88% of average earning assets at December 31, 1997 compared to 36.85% at December 31, 1996.

       Securities classified as available for sale constituted approximately 39% of the total investment portfolio at year-end 1997, compared to approximately 33% at year-end 1996. These securities, which are largely mortgage-backed securities, are reported at their estimated fair values in the balance sheets. The unrealized net losses on these securities of $227,000 in 1997 and $481,000 in 1996 are reported, net of tax, as a separate component of shareholders' equity.

       The remaining portfolio securities are classified as held to maturity and are reported in the balance sheets at amortized cost. The unrealized net gain on these securities in 1997 was $340,000, compared to an unrealized net gain in 1996 of $111,000.

       The Bank maintains no trading portfolio.

       Proceeds from sales and maturities of securities were $16,785,000 during 1997. Gross realized gains and losses were $2,000 and $1,000, respectively for 1997. The investment securities portfolio serves as a source of income and liquidity and as collateral to secure public deposits.

       SECURITIES PORTFOLIO. The carrying amount of securities at the dates indicated is set forth in the table below:

                                               1997                   1996
                                             -------                 -------
                                                  (dollars in thousands)

         U. S. Treasury                      $   499                 $ 2,259

         Obligations of U. S. Government:
           U. S. Agencies                      1,247                     740
           Mortgage-backed                    35,360                  32,881

         State and political subdivisions     13,509                  14,056

         Other securities                      1,173                   1,130
                                             -------                 -------
           Total                             $51,788                 $51,066
                                             =======                 =======

       MATURITY DISTRIBUTION AND INVESTMENT SECURITIES PORTFOLIO YIELDS. The maturities, based on contractual maturities, of debt securities at December 31, 1997 and the weighted yields of such securities are shown in the table following. Expected maturities may differ from contractual maturities because borrowers may have the right to repay obligations with or without penalties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

                                         WITHIN              AFTER ONE         AFTER FIVE           AFTER
                                          ONE                BUT WITHIN        BUT WITHIN            TEN
                                          YEAR               FIVE YEARS         TEN YEARS           YEARS             TOTAL
                                    -----------------     ----------------   ---------------    ---------------   ---------------
                                    AMOUNT      YIELD     AMOUNT     YIELD   AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD
                                    ------      -----     ------     -----   ------    -----    ------    -----   ------    -----
U. S. Treasury                      $  499      5.35%     $     -    0.00%   $    -     0.00%   $     -   0.00%   $   499   5.35%

Obligation of U. S. Government
  U. S. Agencies                         -      0.00            -    0.00     1,247     6.83          -   0.00      1,247   6.83
  Mortgage-backed                    2,664      6.36       21,254    6.54     2,124     6.59      9,318   5.83     35,360   6.34

State and political                  1,055      6.54        7,423    4.85     4,780     5.00        251   4.73     13,509   5.04
 subdivisions

Other securities                         -      0.00            -    0.00         -     0.00      1,173   5.91      1,173   5.91
                                    ------      ----      -------    ----    ------     ----    -------   ----    -------   ----
   Total                            $4,218      6.21%     $28,677    6.11%   $8,151     5.70%   $10,742   5.80%   $51,788   6.00%
                                    ======      ====      =======    ====    ======     ====    =======   ====    =======   ====

       The yield on tax exempt securities is not on a tax equivalent basis for this schedule.

       LOANS AND NONPERFORMING ASSETS. The loan portfolio is one of the largest components of the Bank's earning assets. Average loans outstanding in 1997 increased $3,956,000 or 4.76%, from the 1996 level of $83,031,000.
     Average loans in 1997 were $86,987,000. The increase in 1997 can be attributed to a strong local economy and the Bank's large share of the market.

       The largest segments of the Bank's loan portfolio are residential real estate and commercial real estate, which represent approximately 31.1% and 13.7%, respectively, of the total portfolio as of December 31, 1997. Commercial loans represented approximately 32.2% of total loans at the end of 1997. No single loan relationship exceeds 5% of total loans.

       Total nonperforming assets at December 31, 1997 were $1,677,000, compared to $2,587,000 at December 31, 1996. Other real estate owned decreased to $437,000 at December 31, 1997, compared to $854,000 as of the end of 1996, as foreclosed real estate held at the end of 1996 was sold during 1997.

       Nonaccrual loans are loans on which the accrual of interest income has been discontinued and previously accrued interest has been reversed, because the borrower's financial condition has deteriorated to the extent that the collection of principal and interest is doubtful. Until the loan is returned to performing status, generally as the result of the full payment of all past due principal and interest, interest income is recorded on a cash basis. Interest income that would have been recognized on nonaccrual loans had those loans been on accrual status at contractual terms throughout 1997 was approximately $60,000. No interest income was recognized on nonaccrual loans for 1997.

       SUMMARY OF NONPERFORMING ASSETS. Nonaccrual, restructured, and 90 days past due loans and other real estate are summarized in the following table. Also, several ratios that measure the Company's level of nonperforming assets are included in this table.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)


                                                                              DECEMBER 31,
                                                                    -------------------------------
                                                                      1997                    1996
                                                                    -------                  ------
                                                                         (dollars in thousands)
       Nonperforming loans
         Nonaccrual loans                                           $  308                   $  381
         Restructured loans                                            932                    1,352
                                                                    -------                  ------
           Total non performing loans                                1,240                    1,733

       Other real estate                                               437                      854
                                                                    -------                  ------
           Total nonperforming assets                               $1,677                   $2,587
                                                                    -------                  ------
       Loans 90 days or more past due and still
        accruing interest                                           $  650                   $  339
                                                                    -------                  ------
       Nonperforming loans as a percent of total loans                1.40%                    2.05%
                                                                    -------                  ------
       Nonperforming assets as a percent of total loans
        and other real estate                                         1.88%                    3.02%
                                                                    -------                  ------

       Allowance for possible loan losses as a percent of
        nonperforming loans                                          98.39%                   61.51%
                                                                    -------                  ------

       Allowance for possible loan losses as a percent of
        nonperforming assets                                         60.94%                   41.21%
                                                                    -------                  ------

       In addition to the nonaccrual loans included in nonperforming assets, the Bank had approximately $5,194,000 of performing loans that were classified as of December 31, 1997. Classified loans are credits, identified internally by management or through the regulatory examination process, which have a higher degree of risk than other performing loans in the portfolio.

       LOAN PORTFOLIO DISTRIBUTION AND ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES. The following table shows the amounts of loans outstanding and the allowance for possible loan losses according to type of loan for each of the periods indicated:

                                               DECEMBER 31,
                                ----------------------------------------
                                       1997                 1996
                                ----------------     -------------------
                                AMOUNT   PERCENT     AMOUNT      PERCENT
                                ------   -------     ------      -------
                                         (dollars in thousands)

Loans:
 Commercial                     $28,897    32.16%     $18,184       21.46%
 Agricultural                     4,602     5.12        4,134        4.88
 Real estate-residential         27,944    31.10       25,786       30.43
 Real estate-commercial          12,272    13.66       22,275       26.29
 Consumer                        16,128    17.95       14,355       16.94
                                -------   ------      -------      ------
Loans net of unearned income     89,843   100.00       84,734      100.00
                                -------   ------      -------      ------
Total                           $89,843   100.00%     $84,734      100.00%
                                =======   ======      =======      ======

                                      15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)


                                                                     DECEMBER 31,
                                                   ---------------------------------------------
                                                          1997                       1996
                                                   -------------------       -------------------
                                                   AMOUNT      PERCENT         AMOUNT    PERCENT
                                                   -----       -------         ------    -------
                                                                 (dollars in thousands)
            Allowance for possible loan losses:
             Commercial                            $  378        31.00%        $  309      29.00%
             Agricultural                             122        10.00             75       7.00
             Real estate-residential                  268        26.00            117      11.00
             Real estate-commercial                   256        21.00            330      31.00
             Consumer                                 110         9.00            149      14.00
             General Reserve                           86         3.00             86       8.00
                                                   -----       -------         ------    -------
            Total                                  $1,220       100.00%        $1,066     100.00%
                                                   -----       -------         ------    -------

       LOAN MATURITY DATA. The tables below show the amounts due on loans, classified according to the sensitivity to the changes in fixed and floating interest rates.

                                                              DECEMBER 31, 1997
                                          --------------------------------------------------------
                                            DUE           DUE AFTER               DUE
                                          WITHIN           ONE BUT               AFTER
                                            ONE            WITHIN                FIVE
                                           YEAR            5 YEARS               YEARS       TOTAL
                                          -------          -------               ------     -------
                                                              (dollars in thousands)
Sensitivity of loans to
changes in  interest
rates:

Fixed interest rate                       $47,916          $39,053               $  209     $87,178
Floating or adjustable
interest rate                                 458            1,409                  798       2,665
                                          -------          -------               ------     -------
    Total                                 $48,374          $40,462               $1,007     $89,843
                                          -------          -------               ------     -------
Sensitivity of loans to
changes in interest
rates:

Fixed interest rate:
  Commercial                              $14,418          $11,751               $   63     $26,232
  Agricultural                              2,529            2,062                   11       4,602
  Real estate -
     residential                           15,359           12,518                   67      27,944

  Real estate -
     commercial                             6,745            5,498                   29      12,272
  Installment loans                         8,865            7,224                   39      16,128
                                          -------          -------               ------     -------
    Total                                 $47,916          $39,053               $  209     $87,178
                                          -------          -------               ------     -------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)


                                                         DECEMBER 31, 1997
                                                ---------------------------------------------
                                                  DUE        DUE AFTER     DUE
                                                WITHIN        ONE BUT      AFTER
                                                  ONE         WITHIN       FIVE
                                                 YEAR         5 YEARS      YEARS       TOTAL
                                                -------       -------      ------     -------
                                                           (dollars in thousands)
             Sensitivity of loans to
              changes in interest rates:

             Floating or adjustable
              interest rate:
               Commercial,
                Financial, and
                Agricultural                    $   458       $ 1,409      $  798     $ 2,665
               Real estate -
                construction                          -             -           -           -
               Real estate -
                mortgage                              -             -           -           -
               Installment loans                      -             -           -           -
                                                -------       -------      ------     -------
                 Total                          $   458       $ 1,409      $  798     $ 2,665
                                                -------       -------      ------     -------
             TOTAL LOANS                        $48,374       $40,462      $1,007     $89,843
                                                -------       -------      ------     -------

       The loan maturity data is based upon contractual maturities, not interest rate repricing dates. All these loans have fixed maturities. The Bank makes residential real estate loans with maturities of one year.

       SUMMARY OF LOAN LOSS EXPERIENCE. The loan loss experience for the two years ended December 31, 1997 is summarized in the following table:

                                                              1997                     1996
                                                             ------                    -----
                                                                  (dollars in thousands)
             Balance at beginning of year                    $1,066                    $ 994

             Loans charged off
               Commercial                                       (25)                    (143)
               Agricultural                                       -                      (18)
               Real estate - residential                        (34)                     (54)
               Real estate - commercial                         (35)                     (78)
               Consumer                                        (139)                    (159)
                                                             ------                    -----
                Total charge-offs                              (233)                    (452)
                                                             ------                    -----

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)


                                                                        1997                     1996
                                                                       ------                   ------
                                                                            (dollars in thousands)

             Recoveries on loans previously charged off
               Commercial                                              $   39                   $   30
               Agricultural                                                 -                        -
               Real estate - residential                                    2                        1
               Real estate - commercial                                     -                       38
               Consumer                                                    46                       35
                                                                       ------                   ------
                Total recoveries                                           87                      104
                                                                       ------                   ------
             Net loans charged-off                                       (146)                    (348)
             Additions charged to operations                              300                      420
                                                                       ------                   ------
             Balance at end of year                                    $1,220                   $1,066
                                                                       ------                   ------
             Ratio of net charge-offs (recoveries) during period
               to outstanding average loans                              0.17%                    1.22%
                                                                       ------                   ------

       DEPOSITS. Total deposits at December 31, 1997 were $129,238,000, up 3.8% from the level of $124,485,000 posted at December 31, 1996.

       Time certificates of deposits of $100,000 or more were $28,379,000 at December 31, 1997. These deposits consist primarily of public fund time deposits that are fully secured and deposits from local customers with which the Bank has other banking relationships. Although time deposits of $100,000 or more can exhibit greater volatility to changes in interest rates and other factors than do core deposits, management believes that due to the nature of the deposits of this type, any volatility experienced could be adequately met with alternate funding sources. The Bank had no brokered deposits at December 31, 1997.

       DEPOSIT AVERAGE BALANCES AND RATES. The following table indicates the average daily amount of deposits and rates paid on such deposits for the periods indicated:



                                                            YEAR ENDING DECEMBER 31
                                            ------------------------------------------------
                                                     1997                        1996
                                            ----------------------   -----------------------
                                            AMOUNT         RATE          AMOUNT         RATE
                                           --------        ----          ------         ----
                                                           (dollars in thousands)
             Noninterest-bearing
               demand                      $ 16,765                      $ 15,409
             Savings deposits                 5,355        2.99%            5,137        2.98%
             Interest-bearing demand         29,368        2.72%           29,642        2.74%
             Time deposits                   76,129        5.45%           74,379        5.37%
                                           --------                      --------
             Total deposits                $127,617                      $124,567
                                           --------                      --------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

       MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE. The maturities of time deposits of $100,000 or more are summarized for December 31, 1997 in the table below:


                                                 DECEMBER 31, 1997
                                                 -----------------
                                                    (dollars in
                                                    thousands)

              3 months or less                        $12,788
              3 months to 6 months                      5,465
              6 months to 12 months                     6,770
              Over 12 months                            3,356
                                                      -------
                Total                                 $28,379
                                                      -------

       CAPITAL RESOURCES OF THE BANK. The Bank is required to comply with the risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System. Those guidelines apply weighting factors that vary according to the level or risk associated with each asset category. The information below summarizes the Bank's risk-based capital and leverage ratios for December 31, 1997 and 1996. The Bank exceeds all minimum capital ratios.

                                                             BANK'S
                                                            SPECIFIC
                                                             MINIMUM
                                       DECEMBER 31            RATIO
                                ----------------------       REQUIRE-
                                  1997          1996          MENTS
                                ---------     ---------   --------------
                                    (dollars in thousands)

                Tier 1 Capital    26.1%         29.0%            8%
                Total Capital     24.9%         30.1%            4%
                Leverage Ratio    15.3%         17.6%            4%


       LIQUIDITY. Liquidity is the ability of the Bank to fund the needs of its borrowers, depositors, and creditors. The Bank's liquidity sources, including cash flows from sales, maturities, and paydowns of loans and investment securities, federal funds purchased, and a base of core deposits, are considered by management to be adequate to meet liquidity needs for normal operations.

       As shown in the accompanying 1997 statement of cash flow, cash and cash equivalents increased by $830,000 during 1997 to $5,513,000 at December 31, 1997. Cash and cash equivalents were generated primarily by proceeds from sales and maturities of investment securities totaling $16,785,000, and a net increase in deposits of $5,553,000. In addition, operating activities provided net cash of $2,371,000. Offsetting these increases were purchases of investment securities in the amount of $17,508,000 and a net increase in loans of $5,256,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (Continued)

       OTHER. In management's opinion, the anticipated impact of recently issued, but, as yet, not adopted, accounting pronouncements are expected to be immaterial.

       Dividend payout and equity to asset ratios for the years ended December 31, 1997 and 1996 are as follows:

                                                      EQUITY
                               DIVIDEND              TO ASSET
                                PAYOUT                 RATIO
                               ---------             ---------
           1997                   36.9%                 14.2%
           1996                   37.0%                 17.3%

       CAPITAL AND DIVIDENDS. Stockholders' equity decreased by 14.74% to $22.86 million at December 31, 1997, compared to $26.81 million at the end of 1996. The ratio of stockholders' equity to assets decreased to 14.18% at December 31, 1997, compared to 17.49% at the end of 1996. The decreases are due to the bank paying dividends to the holding company of $5,500,000 million. The Company declared dividends of $3.00 per share in 1997 compared to $30.00 in 1996. The reduction in per share dividends declared for 1997 is due to the increased number of shares outstanding after the 10 to 1 stock exchange effectuating the business combination.

     YEAR 2000

       The Company recognizes the problems associated with the year 2000 issue. The Company utilizes outside software vendors for all of its computer operations. The most critical software system is a "turn-key" banking software system from Information Technology, Inc. ("ITI"). ITI has been addressing the year 2000 issue for several years and the Company has received assurances from ITI that ITI is year 2000 ready, currently, by using a "Julian" dating system which requires a four digit date for the year. ITI is also holding training seminars of "self-testing" and will be providing the Company with test data to test the Company's year 2000 readiness with respect to the Company's banking software, in mid 1998. The Company has also received assurances from other, less critical, software vendors, including monthly updates from the Federal Reserve on its "Fedline" program and its automated teller machine software vendor on its progress in becoming totally year 2000 compliant.

       No material hardware expenditures are expected to be incurred in the Company's effort to become year 2000 compliant. The only area in which the Company expects to have year 2000 expenditures is in document processing. The Bank's reader/sorter (a Unisys DP500) will require a software upgrade, which is pending delivery with costs not expected to exceed $5,000.

ITEM 7.  FINANCIAL STATEMENTS.



                           PONTOTOC BANCSHARES CORP.
                                 AND SUBSIDIARY

                             PONTOTOC, MISSISSIPPI

                               DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:
 CONSOLIDATED BALANCE SHEET
 CONSOLIDATED STATEMENT OF INCOME
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 CONSOLIDATED STATEMENT OF CASH FLOWS
 NOTES TO FINANCIAL STATEMENTS

ADDITIONAL INFORMATION:
 INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION
 STATEMENTS OF INCOME - FIRST NATIONAL BANK
 STATEMENTS OF STOCKHOLDERS' EQUITY -
   FIRST NATIONAL BANK
 STATEMENTS OF CASH FLOWS - FIRST NATIONAL BANK


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors
Pontotoc BancShares Corp.
Pontotoc, Mississippi

     We have audited the accompanying consolidated balance sheet of Pontotoc BancShares Corp. and Subsidiary as of December 31, 1997 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated financial statements provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pontotoc BancShares Corp. and Subsidiary as of December 31, 1997 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Nail McKinney PA

New Albany, Mississippi
January 15, 1998

                           CONSOLIDATED BALANCE SHEET

                    PONTOTOC BANCSHARES CORP. AND SUBSIDIARY

                               DECEMBER 31, 1997

                                                                                        (in thousands)
ASSETS
Cash and due from banks (Note 12)....................................................         $  5,513
Interest-bearing deposits with banks.................................................            4,700
Federal funds sold...................................................................            3,350
Securities available for sale at fair value (Note 2).................................           20,042
Securities held to maturity, at amortized cost (fair value of $ 32,087) (Note 2).....           31,746
Loans, net of allowance for loan losses of $ 1,220 (Note 3)..........................           88,624
Premises and equipment, net (Note 4).................................................            2,839
Intangibles..........................................................................            1,303
Deferred tax asset...................................................................              442
Accrued interest.....................................................................            2,108
Other assets.........................................................................              503
                                                                                              --------
Total assets.........................................................................         $161,170
                                                                                              ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits: (Note 5)
  Non-interest bearing...............................................................         $ 17,522
  Interest bearing...................................................................          111,716
                                                                                              --------
    Total deposits...................................................................          129,238

Accrued interest and other liabilities...............................................            2,263
Long-term debt (Note 6)..............................................................            6,810
                                                                                              --------
Total liabilities....................................................................          138,311
                                                                                              --------

Stockholders' equity:
Common stock; no par value ($ 1 stated value); 3,000,000 shares authorized; 264,160
 shares issued and outstanding.......................................................              264
Additional paid-in capital...........................................................           22,939
Retained earnings....................................................................             (202)
Unrealized loss on securities available-for-sale, net of taxes.......................             (142)
                                                                                              --------
Total stockholders' equity...........................................................           22,859
                                                                                              --------
Total liabilities and stockholders' equity...........................................         $161,170
                                                                                              ========

--------------------------------------------------------------------------------
The notes to financial statements are an integral part of this financial statement.

                        CONSOLIDATED STATEMENT OF INCOME

                    PONTOTOC BANCSHARES CORP. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1997

                                                                                         (in thousands
                                                                                          except per
                                                                                        share amounts)
Interest income:
  Interest and fees on loans...........................................................         $1,465
  Interest on investment securities....................................................            508
  Interest on federal funds sold.......................................................             34
                                                                                                ------
Total interest income..................................................................          2,007
                                                                                                ------
Interest expense:
  Interest on deposits.................................................................            870
  Other interest.......................................................................            432
                                                                                                ------
Total interest expense.................................................................          1,302
                                                                                                ------
Net interest income....................................................................            705
Provision for loan losses..............................................................            (40)
                                                                                                ------
Net interest income after provision for loan losses....................................            665
                                                                                                ------
Non-interest income:
  Service fees.........................................................................            168
  Other................................................................................             37
  Loss from sale of investment securities, other real estate, and other foreclosed
   assets..............................................................................            (15)
                                                                                                ------
Total non-interest income..............................................................            190
                                                                                                ------
Non-interest expenses:
  Salaries and employee benefits.......................................................            246
  Occupancy expense, net...............................................................             92
  Other expenses.......................................................................            622
                                                                                                ------
Total non-interest expenses............................................................            960
                                                                                                ------
Loss before income taxes...............................................................           (105)

Provision for income taxes (Note 7)....................................................             97
                                                                                                ------
Net loss...............................................................................         $ (202)
                                                                                                ======
Net loss per share.....................................................................         $(4.59)
                                                                                                ======

--------------------------------------------------------------------------------
The notes to financial statements are an integral part of this financial statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    PONTOTOC BANCSHARES CORP. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1997



                                          COMMON STOCK                                UNREALIZED
                                   --------------------------                       GAIN (LOSS) ON         TOTAL
                                                   PAID-IN          RETAINED      AVAILABLE-FOR-SALE    STOCKHOLDERS'
                                     SHARES        CAPITAL          EARNINGS          SECURITIES           EQUITY
                                   ----------     -----------      ----------     ------------------   --------------
                                                                    (in thousands)
Acquisition of First National
 Bank of Pontotoc effectuated
 through issuance of 10 Pontotoc
 BancShares Corp. shares for
 each share of outstanding stock
 in First National Bank of
 Pontotoc.                                 264       $23,731         $      -                $(213)         $23,782

 Net loss                                    -             -             (202)                   -             (202)

Change in market valuation
 allowance for available for
 sale securities.                            -             -                -                   71               71

Cash dividend declared ($ 3.00
 per share)                                  -          (792)               -                    -             (792)
                                           ---       -------            -----                -----          -------
Balance, December 31, 1997                 264       $22,939            $(202)               $(142)         $22,859
                                           ===       =======            =====                =====          =======

______________________________________
The notes to financial statements are an integral part of this financial statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    PONTOTOC BANCSHARES CORP. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1997

                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................................       $  (202)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Provision for loan losses...........................................................            40
    Depreciation........................................................................            56
    Provision for deferred income taxes.................................................            21
    Amortization........................................................................           102
    Loss on sale of securities, other real estate, and other foreclosed assets..........            15
    Decrease in interest receivable and other assets....................................           179
    Increase in interest payable and other liabilities..................................           331
                                                                                               -------
         Net cash provided by operating activities......................................           542
                                                                                               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Activity in available-for-sale securities
    Maturities, prepayments, calls, and sales...........................................           488
  Activity in held-to-maturity securities
    Maturities, prepayments, and calls..................................................         1,162
  Increase in interest bearing deposits with banks......................................        (4,700)
  Purchase of investment in First National Bank.........................................        (6,384)
  Cash outlays for organized costs......................................................           (36)
  Cash outlays for debt issue costs.....................................................            (5)
  Net cash provided by:
    Loans...............................................................................           229
    Federal funds sold..................................................................           750
  Purchases of premises and equipment...................................................          (245)
  Proceeds from the sale of other real estate and other foreclosed assets...............            82
                                                                                               -------
         Net cash used in investing activities..........................................        (8,659)
                                                                                               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..............................................................         6,810
  Net cash provided by deposits.........................................................         2,009
                                                                                               -------
    Net cash provided by financing activities...........................................         8,819
                                                                                               -------
Increase in cash and due from banks.....................................................           702

Cash and due from banks at beginning of year............................................             -
                                                                                               -------
Cash and due from banks at end of year..................................................       $   702
                                                                                               =======

                    PONTOTOC BANCSHARES CORP. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1997

                                                                                        (in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid.......................................................................          $  209
                                                                                                ======
  Income taxes paid...................................................................          $1,339
                                                                                                ======

OTHER NON-CASH INVESTING ACTIVITIES:

   During the year ended December 31, 1997, the Company acquired 100 percent of the stock of First National Bank of Pontotoc. The bank acquired 6,584 shares through cash outlays totaling approximately $ 6,384,000. The remaining 26,416 shares of the Bank were acquired through an exchange of 10 shares of holding company stock for each share of bank stock outstanding at October 31, 1997, the consummation date of the combination.


_________________________________________________________
The notes to financial statements are an integral part of this financial statement.

                         NOTES TO FINANCIAL STATEMENTS

                    PONTOTOC BANCSHARES CORP. AND SUBSIDIARY

                               DECEMBER 31, 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     Operating Environment

          Pontotoc BancShares Corp. and subsidiary provides financial services to individuals and corporate customers located primarily in Northeast Mississippi. Although the Company has a diversified loan portfolio, the majority of its loan customers are located in Pontotoc County, Mississippi. The Company is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     Principles of Consolidation

          The consolidated financial statements include the accounts of Pontotoc BancShares Corp. (the Company) and First National Bank (the Bank) which is a wholly owned subsidiary of Pontotoc BancShares Corp. All material intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ significantly from those estimates.

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize allowances based on their judgments about information available to them at the time of their examination.

     Cash Equivalents

          For purposes of the Statements of Cash Flows, the Bank considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, which are included in the balance sheet caption "Cash and due from banks."

     Securities

          Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders' equity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are included in earnings as realized losses.

          Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

     Loans and Allowances for Loan Losses

          Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method.

          Nonaccrual Loans: Commercial loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Residential real estate loans are typically placed on nonaccrual at the time the loan is 120 days delinquent. Credit card loans, other unsecured personal credit lines, and certain consumer finance loans are typically charged-off no later than 180 days delinquent. Other consumer loans are charged-off at 120 days delinquent. In all cases, loans must be placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

          All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents for a minimum of six months.

          Allowance for Loan Losses: The allowance for loan losses is established through provisions for loan losses charged against income. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

     Loans and Allowances for Loan Losses - (Continued)

          The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans. By the time a loan becomes probable of foreclosure it has been charged down to fair value, less estimated cost to sell.

          The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

     Bank Premises and Equipment

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the respective assets on the straight-line method.

     Foreclosed Assets

          Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

          Foreclosed assets initially are recorded at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

     Income Taxes

          The objective of accounting for income taxes is to recognize the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

          Income taxes currently payable are based on the taxable income for the year. A deferred tax asset or liability is calculated for tax consequences attributable to temporary differences between taxable income and financial accounting income. Temporary differences relate primarily to depreciation methods, unrealized gains and losses on available-for-sale securities, and provision for loan losses.

     Earnings Per Share

          Substantially all of the 264,160 shares of the company's common stock were issued in connection with a business combination accounted for as a purchase on October 31, 1997. Weighted average shares outstanding used in the computation of earnings per share was 44,027.

NOTE 2.  INVESTMENT SECURITIES

     The carrying amount of securities and their approximate fair values at December 31, 1997 follow:

                                                                    GROSS UNREALIZED
                                               AMORTIZED     ------------------------------
                                                  COST         GAINS               LOSSES      FAIR VALUE
                                               ---------     ----------          ----------   ------------
                                                                     (in thousands)
Available-for-sale securities:
U.S. Treasury securities                            $   500    $  -                    $  1         $   499
Obligations of other U.S. government
 agencies                                             1,250       1                       4           1,247
Mortgage-backed securities                           17,346      14                     237          17,123
Other securities                                      1,173       -                       -           1,173
                                                    -------    ----                    ----         -------
                                                    $20,269     $15                    $242         $20,042
                                                    -------    ----                    ----         -------

                                                                    GROSS UNREALIZED
                                               AMORTIZED     ------------------------------
                                                  COST         GAINS               LOSSES      FAIR VALUE
                                               ---------     ----------          ----------   ------------
                                                                     (in thousands)
Held-to-maturity securities:
Obligations of states and political
 subdivision                                        $13,509    $267                      $1         $13,775
Mortgage-backed securities                           18,237      78                       4          18,311
                                                    -------    ----                    ----         -------
                                                    $31,746    $345                      $5         $32,087
                                                    -------    ----                    ----         -------

     Gross realized gains and gross realized losses on sales of available-for-sale securities were approximately $ 0 and $ 2,000, respectively, in 1997. All dispositions of held-to-maturity securities were the result of calls or maturities of the respective securities.

     The amortized cost and estimated market value of investment securities at December 31, 1997 by contractual maturities follow. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                              SECURITIES HELD-TO-MATURITY    SECURITIES AVAILABLE-FOR-SALE
                                             -----------------------------  -------------------------------
                                               AMORTIZED                       AMORTIZED
                                                  COST         FAIR VALUE         COST         FAIR VALUE
                                             ------------     ------------  --------------   --------------
                                                                     (in thousands)
Amounts maturing in:
  One year or less                                  $ 2,526         $ 2,535         $ 1,693         $ 1,692
After one year through five years                    23,192          23,389           5,486           5,485
After five years through ten years                    5,777           5,910           2,380           2,374
  After ten years                                       251             253          10,710          10,491
                                                    -------         -------         -------         -------
                                                    $31,746         $32,087         $20,269         $20,042
                                                    -------         -------         -------         -------

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgaged-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

     Assets, principally securities, carried at approximately $ 16,069,000 at December 31, 1997 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3.  LOANS

     The components of loans included in the balance sheets are as follows:


                                                     (in thousands)
Commercial                                                  $28,897
Agricultural                                                  4,602
Real estate:
  Residential                                                27,944
  Commercial                                                 12,272
Consumer installment                                         16,324
                                                            -------
                                                             90,039
Less:  Unearned income                                         (195)
      Allowance for loan losses                              (1,220)
                                                            -------
   Loans, net                                               $88,624
                                                            -------

     Changes in the allowance for loan losses were as follows:

                                                                 (in thousands)
Balance, beginning of year                                               $    -
Acquired in business combination                                          1,218
Provision for loan losses                                                    40
Loan losses, net of recoveries                                              (38)
                                                                         ------
Balance, end of year                                                     $1,220
                                                                         ======

     Impairment of loans having recorded investments of $ 969,000 at December 31, 1997 has been recognized in conformity with FASB Statement 114, as amended by GASB Statement 118. The total allowance for loan losses related to these loans was $ 306,000 on December 31, 1997.

     The Company's average recorded investment in impaired loans during 1997 amounted to approximately $ 970,000. Interest income recognized on impaired loans during 1997 is immaterial to the financial statements.

     Loans having carrying values of $ 90,000 were transferred to foreclosed real estate in 1997.

NOTE 4.  BANK PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment:

                                                                  (in thousands)
Bank premises                                                             $2,451
Furniture, fixtures, and equipment                                         2,363
                                                                          ------
                                                                           4,814
  Less:  Accumulated depreciation and amortization                         1,975
                                                                          ------
                                                                          $2,839
                                                                          ======

     The Company leases certain office equipment under terms of operating leases. Total rental expenses and minimum future payments required under the noncancelable leases are insignificant to the financial statements for 1997.

NOTE 5.  DEPOSITS

     Total deposits consisted of the following at December 31, 1997:

                                                            (in thousands)
Demand                                                            $ 16,729
Savings                                                             18,878
NOW                                                                 13,915
Certificates of deposit less than $ 100,000                         51,337
Certificates of deposit greater than $ 100,000                      28,379
                                                                  --------
Total deposits                                                    $129,238
                                                                  --------

     At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

Year ending December 31,   1998                           $72,796
   1999                                                     4,609
   2000                                                     1,403
   2001                                                       409
   2002                                                       499
                                                          -------
                                                          $79,716
                                                          =======

NOTE 6.  LONG-TERM DEBT

     Long-term debt at December 31, 1997 consisted of notes payable to a bank bearing interest at floating prime payable in equal, annual principal and interest installments beginning March 18, 1998, collateralized by 6,557 shares in First National Bank.

     The debt agreements contain restrictive covenants limiting the payment of dividends to forty percent of earnings.

     Maturities of long-term debt over the next five years are as follows:

                                              (in thousands)

1998                                                  $1,149
1999                                                  $1,247
2000                                                  $1,353
2001                                                  $1,468
2002                                                  $1,593

NOTE 7.  INCOME TAXES

     The provision for income taxes consisted of the following:

                                                    (in thousands)

Current                                                   $75
Deferred                                                   22
                                                          ---
  Total tax provision                                     $97
                                                          ===

     The provision for income taxes differs from that computed by applying statutory rates to income before income taxes, as indicated in the following analysis:

                                                               (in thousands)
Expected tax provision at a 37.3% rate                                   $(39)
Effect of tax-exempt income                                               (40)
Nondeductible expenses related to acquisition                             101
Other, net                                                                 75
                                                                         ----
                                                                         $ 97
                                                                         ====

     The temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                (in thousands)
Deferred tax assets:
  Allowance for loan losses                                               $455
  Unrealized losses on securities                                           85
  Other                                                                      -
                                                                          ----
    Total deferred tax assets                                              540
                                                                          ----

Deferred tax liabilities:
  Premises and equipment                                                    98
                                                                          ----
                                                                            98
                                                                          ----
       Net deferred tax assets                                            $442
                                                                          ====

     The ultimate realization of deferred tax assets is dependent upon the generation of sufficient taxable income in the future periods in which the temporary differences become deductible for federal tax purposes. Management believes that, based on performance in prior years and the likelihood of future taxable income, these assets are more likely than not to be realized.

NOTE 8.  BUSINESS COMBINATIONS

     During the year ended December 31, 1997, the Company acquired 100 percent of the outstanding stock of First National Bank of Pontotoc accounted for under the purchase method of accounting for business combinations. The purchase was effectuated in two steps. Pontotoc BancShares Corp. first incurred long-term debt in order to purchase approximately 20 percent of the outstanding stock of the Bank in March 1997 for approximately $ 6,357,000. In October 1997, after obtaining shareholder approval for the transaction, the Company issued 10 shares of its no-par common stock for each of the remaining outstanding shares of the Bank.

     Goodwill acquired by the Company in the purchase amounted to approximately $ 919,000 and is being amortized on the straight-line method over a 15-year period.

     Results of operations of the acquired subsidiary are reflected in the Statement of Income from November 1, 1997 through December 31, 1997 subsequent to the exchange of stock.

     A condensed income statement reflecting the results of operations as though the Bank was acquired by the Company at January 1, 1997 follows:

                                                                   (in thousands)
Interest income                                                           $11,911
Interest expense                                                            5,541
                                                                          -------
Net interest revenue                                                        6,370
Provision for loan losses                                                    (300)
                                                                          -------
Net interest revenue after provision for loan losses                        6,070
Non-interest income                                                           940
Non-interest expenses                                                       3,775
                                                                          -------
Income before taxes                                                         3,235
Provision for income taxes                                                  1,090
                                                                          -------
Net income                                                                $ 2,145
                                                                          -------

NOTE 9.  RELATED PARTY TRANSACTIONS

     The Bank makes loans to its officers and directors as well as other related parties. Loans to directors require the approval of the Board of Directors with the interested party abstaining from voting. Loans to related parties amounted to approximately $ 127,000 at December 31, 1997.

NOTE 10.  PROFIT SHARING PLAN

     The Company has a contributory profit sharing plan. Employees with one year of service are eligible to participate. Participating employees are required to contribute 2% of their salaries each year. The Company also makes discretionary contributions each year.

NOTE 11.  COMPANY COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company has various outstanding commitments to extend credit and standby letters of credit which are not disclosed in the accompanying financial statements. In the opinion of management, no significant credit losses will result from these commitments. On December 31, 1997, the Company had outstanding standby letters of credit of $ 1,559,000 and commitments to extend credit under outstanding lines of credit of approximately $ 5,150,000

NOTE 12.  DUE FROM BANKS

     The Company had funds on deposit with other banks at December 31, 1997 totaling $ 2,937,000 which were in excess of federal deposit insurance coverage.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management uses its best judgement in estimating the fair value of the Company's financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

     The following information should not be interpreted as an estimate of the fair value of the entire corporation since a fair value calculation is only provided for a limited portion of the Company's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 1997:

Financial Instruments Valued at Carrying Value

     The carrying amounts of cash and cash equivalents approximate their fair value. The carrying amounts of notes payable and other borrowings maturing within 90 days approximate their fair values. Fair values of other borrowed funds in excess of 90 days are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of accrued interest and other assets approximate their fair values.

Available-for-sale and held-to-maturity securities

     Fair values for securities are based on available quoted market prices. If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments. For unquoted securities for which no comparable instruments exists, the reported fair value is estimated on the basis of cost, book, or appraised value as deemed appropriate by management. Available-for-sale securities are carried at their aggregate fair value.

Loans

     For variable-rate commercial loans that reprice frequently (within a relatively short time frame) and have no significant change in credit risk, fair values are based on carrying values. Residential first mortgages are based on quoted market prices of similar loans. Fair values for certain junior mortgage loans, consumer installment loans, credit-card loans, and other consumer loans are estimated using discounted cash flow models. The discount rates are based on current market interest rates for similar types of loans. Fair values for commercial real estate and commercial loans that do not reprice or do not mature within relatively short time frames are estimated using discounted cash flow analyses. The discount rates used are those currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits

     The fair values for demand deposits and deposits with no defined maturity are taken to be the amount payable on demand at the reporting date. The fair values for fixed-maturity deposits are estimated using discounted cash flow models based on rates currently offered for the relevant product types with similar remaining maturities.

Long-Term Debt

     The estimated fair value was determined using a discounted cash flow analysis, based on current market rates of similar maturity debt securities, to discount cash flows.

     The estimated fair values of the Company's financial instruments are as follows:

                                                                          CARRYING AMOUNT    FAIR VALUE
                                                                          ---------------    ----------
                                                                                  (in thousands)
Financial assets:
  Cash and due from banks                                                       $  5,513         $  5,513
  Interest bearing deposits with banks                                             4,700            4,700
  Federal funds sold                                                               3,350            3,350
  Securities available-for-sale                                                   20,042           20,042
  Securities held-to-maturity                                                     31,746           32,087
  Loans (gross)                                                                   89,844           90,026
  Allowance for loan losses                                                       (1,220)               -
  Accrued interest receivable                                                      2,108            2,108
                                                                                --------         --------
                                                                                 156,083         $157,826
                                                                                                 --------

Nonfinancial assets:
  Premises and equipment, net                                                      2,839
  Intangibles                                                                      1,303
  Deferred tax assets                                                                442
  Other assets                                                                       503
                                                                                --------
                                                                                $161,170
                                                                                --------

Financial liabilities:
  Deposits:
    Demand deposits                                                             $ 16,729         $ 16,729
    NOW accounts                                                                  13,915           13,915
    Savings                                                                       18,878           18,878
    Time                                                                          79,716           80,536
  Accrued interest and other liabilities                                           2,263            2,263
  Long-term debt                                                                   6,810            6,899
                                                                                --------         --------
                                                                                 138,311         $139,220
                                                                                                 ========
Stockholders' equity                                                              22,859
                                                                                --------
                                                                                $161,170
                                                                                ========

     The carrying amounts in the table above are the amounts at which the financial instruments are reported in the financial statements.

NOTE 14.  REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Title I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the institution's category. The following regulatory capital ratios are for the Bank only. Calculation or a consolidated basis would be materially the same.


                                                                                                     TO BE WELL
                                                                     FOR CAPITAL              CAPITALIZED UNDER PROMPT
                                        ACTUAL                    ADEQUACY PURPOSES         CORRECTIVE ACTION PROVISIONS
                                -----------------------       -------------------------     ----------------------------
                                  AMOUNT         RATIO          AMOUNT          RATIO          AMOUNT           RATIO
                                ---------      --------       ----------      ---------     -----------       ----------
As of December 31, 1997
 Total Capital
   (to Risk-Weighted Assets)         $25,137         26.1%          $7,692           8.0%           $9,615         >10.0%
 Tier I Capital
   (to Risk-Weighted Assets)         $23,935         24.9%          $3,846           4.0%           $5,769          >6.0%
 Tier I Capital
    (to Average Assets)              $23,935         15.3%          $6,280           4.0%           $7,850          >5.0%

                             ADDITIONAL INFORMATION

                        INDEPENDENT AUDITORS' REPORT ON
                             ADDITIONAL INFORMATION


To the Directors and Shareholders
Pontotoc BancShares Corp. and Subsidiary
Pontotoc, Mississippi

     Our report on our audit of the consolidated financial statements of Pontotoc BancShares Corp. and Subsidiary for 1997 appears on Page 3. The audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Bank-only comparative income statements, statements of stockholders' equity, and cash flows in Schedules 1, 2, and 3 are presented for the purpose of additional analysis of the Company's predecessor, First National Bank of Pontotoc, and are not a required part of these basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the schedules referred to above are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nail McKinsey PA

New Albany, Mississippi
January 15, 1998

                                                                      SCHEDULE 1


                              STATEMENTS OF INCOME

                              FIRST NATIONAL BANK

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                               1997              1996
                                                                            -----------        ----------
                                                                             (in thousands except for
                                                                                    share data)
Interest income:
  Interest and fees on loans                                                     $ 8,421          $ 8,167
  Interest on investment securities                                                3,149            3,058
  Interest on federal funds                                                          341              456
                                                                                 -------          -------
Total interest income                                                             11,911           11,681
                                                                                 -------          -------
Interest expense:
  Interest on deposits                                                             5,109            4,962
                                                                                 -------          -------
Net interest income                                                                6,802            6,719
Provision for loan losses                                                           (300)            (420)
                                                                                 -------          -------
Net interest income after provision for loan losses                                6,502            6,299
                                                                                 -------          -------
Non-interest income:
  Service fees                                                                     1,025            1,005
  Other                                                                              196               95
Loss from sale of investment securities, other real estate, and other
 foreclosed assets                                                                  (281)            (180)
                                                                                 -------          -------
Total non-interest income                                                            940              920
                                                                                 -------          -------
Non-interest expenses:
  Salaries and employee benefits                                                   1,790            1,782
  Occupancy expense, net                                                             369              316
  Other expenses                                                                   1,291            1,296
                                                                                 -------          -------
Total non-interest expenses                                                        3,450            3,394
                                                                                 -------          -------
Income before income taxes                                                         3,992            3,825

Provision for income taxes                                                         1,272            1,146
                                                                                 -------          -------
Net income                                                                       $ 2,720          $ 2,679
                                                                                 =======          =======
Net income per share                                                              $82.42           $81.18
                                                                                 =======          =======

                                                                      SCHEDULE 2

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              FIRST NATIONAL BANK

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                   UNREALIZED
                                                                                                   GAIN (LOSS)
                                               COMMON STOCK                                            ON       TOTAL
                                            --------------------                                    AVAILABLE-  STOCK-
                                                           PAR     PAID-IN             UNDIVIDED     FOR-SALE   HOLDERS'
                                             SHARES       VALUE    CAPITAL  SURPLUS     PROFITS     SECURITIES  EQUITY
                                            --------     -------  --------- -------    ---------   ----------- --------
                                                                          (in thousands)
Balance, January 1, 1996                          33        $330     $  -   $21,000     $ 4,093      $(300)     $25,123
Net income                                         -           -        -         -       2,679          -        2,679
Cash dividend declared ($ 30 per share)            -           -        -         -        (989)         -         (989)
Change in market valuation of
 available-for-sale securities                     -           -        -         -           -                      (2)
                                                 ---        ----     ----   -------     -------      -----      -------
Balance, December 31, 1996                        33         330        -    21,000       5,783       (302)      26,811
Net income                                         -           -        -         -       2,720          -        2,720
Cash dividend to holding company                   -           -        -         -      (5,500)         -       (5,500)
Additional paid-in capital                         -           -      396         -           -          -          396
Change in market valuation of
 available-for-sale securities                     -           -        -         -           -                     160
                                                 ---        ----     ----   -------     -------      -----      -------
Balance, December 31, 1997                        33        $330     $396   $21,000     $ 3,003      $(142)     $24,587
                                                 ===        ====     ====   =======     =======      =====      =======

                                                                      SCHEDULE 3

                            STATEMENTS OF CASH FLOWS

                              FIRST NATIONAL BANK

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                  1997             1996
                                                                                --------         ---------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  2,720          $ 2,679
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                         300              420
    Depreciation                                                                      201              188
    Provision for deferred income taxes                                                15              (27)
    Amortization                                                                      291              279
    Loss on sale of securities, other real estate, and other foreclosed
     assets                                                                           282              180
    Increase in interest receivable and other assets                                 (507)             (26)
    Decrease in interest payable and other liabilities                               (931)             (36)
                                                                                 --------          -------
                  Net cash provided by operating activities                         2,371            3,657
                                                                                 --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Activity in available-for-sale securities
    Maturities, prepayments, calls, and sales                                       7,560            5,670
    Purchases                                                                     (10,385)          (4,982)
  Activity in held-to-maturity securities
    Maturities, prepayments, and calls                                              9,225            6,746
    Purchases                                                                      (7,123)          (8,208)
  Net cash provided (used) by:
    Loans                                                                          (5,256)          (4,635)
    Federal funds sold                                                              4,650             (900)
  Purchases of premises and equipment                                              (1,365)            (626)
  Proceeds from the sale of other real estate and other foreclosed
   assets                                                                             674              649
                                                                                 --------          -------
                  Net cash used in investing activities                            (2,020)          (6,286)
                                                                                 --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital infusion from holding company                                               396                -
  Cash dividends                                                                   (5,500)               -
  Net cash provided by deposits                                                     5,553            3,501
                                                                                 --------          -------
    Net cash provided by financing activities                                         449            3,501
                                                                                 --------          -------
Increase in cash and due from banks                                                   800              872

Cash and due from banks at beginning of year                                        4,683            3,811
                                                                                 --------          -------
Cash and due from banks at end of year                                           $  5,483          $ 4,683
                                                                                 ========          =======

                              FIRST NATIONAL BANK

                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                 1997            1996
                                                                             ------------     -----------
                                                                                  (in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                                                   $5,030          $5,013
                                                                                  ======          ======
  Income taxes paid                                                               $1,081          $1,203
                                                                                  ======          ======


 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
              DISCLOSURE.

     None.

                                    PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 1997:

                                           Position(s) with the
Name                                Age   Company and the Bank
----                                ---   ----------------------
William W. Anderson...............   52  Vice President
Anna M. Berryhill.................   69  Director
Richard Frazier...................   49  Vice President
Buddy R. Montgomery...............   57  Director and President
Larry Russell.....................   56  Director, Executive Vice President
                                          and Secretary
Michael Simon.....................   51  Director
Charles D. Thomas.................   62  Director
J. Lowell Whitworth...............   84  Director

     The Board of Directors of the Company shall serve until the first annual meeting of the shareholders of the Company in 1998, or until their successors are elected and qualified.

     The business experience of each of the directors and executive officers of the Company is set forth below.

     William W. Anderson is a Vice President of the Bank, specializing in consumer lending. Mr. Anderson has worked at the Bank since 1989, initially serving as a loan collector and then as a loan officer, before being promoted to his current position.

     Anna M. Berryhill is retired. Previously she was a schoolteacher in Pontotoc County for more than twelve years. Ms. Berryhill is a director and the treasurer of the Tombigbee River Valley Water Management District. She has served as a director of the Bank since 1994.

     Richard Frazier has been Vice President and Assistant Loan Administrator of the Bank since 1992. Mr. Frazier has worked in the banking industry since 1973. Mr. Frazier was a Senior Vice President and Executive Officer at Peoples Bank & Trust Company in Pontotoc, Mississippi from 1979 until 1992, when he came to work for the Bank in his present capacities.

     Buddy R. Montgomery has been the President of the Bank since 1993. Mr. Montgomery has worked in various capacities for the Bank since 1963, including as its Senior Vice President and Cashier from 1977 to 1993. Mr. Montgomery has served on the Board of the Directors of the Bank since 1969 and was its Secretary from 1977 to 1995. Mr. Montgomery also serves as a Member of the Economic and Community Development Committee of the Pontotoc County Chamber of Commerce.

     Larry Russell currently serves as the Bank's Executive Vice President and Loan Administrator, positions he has held since 1993. He has also served as Secretary to the Bank's Board of Directors since 1995. Mr. Russell has been employed by the Bank since 1964 and has served it in many capacities including loan teller, loan officer and Senior Vice President. Mr. Russell has served on the Board of Directors of the Bank since 1972.

     Michael Simon is the President and majority shareholder of Simon, Inc., which is Pontotoc, Mississippi's largest department store. Mr. Simon has served on the Board of Directors of the Bank since 1975.

     Charles D. Thomas is a judge for the First Chancery Court District in Pontotoc, Mississippi. Prior to his judicial appointment, Chancellor Thomas was in the private practice of law for over twenty years. Chancellor Thomas has served on the Board of Directors of the Bank since 1983.

     J. Lowell Whitworth is retired. Previously, Mr. Whitworth was the owner and operator of a local pharmacy in Pontotoc, Mississippi. Mr. Whitworth currently serves on three Board Committees, the Executive Committee, the Loan Review Committee and the Audit Committee. He is Chairman of the Audit Committee. Mr. Whitworth has served as a director of the Bank since 1972.

 ITEM 10.  EXECUTIVE COMPENSATION.

                                ANNUAL COMPENSATION                                   LONG TERM COMPENSATION
                      ------------------------------------------  -----------------------------------------------------------------
                                                                            AWARDS                             PAYOUTS
                                                                  ----------------------------   ----------------------------------
                                                                                    SECURITIES
NAME AND PRINCIPAL                                  OTHER ANNUAL  RESTRICTED STOCK  UNDERLYING     LTIP            ALL OTHER
    POSITION          YEAR  SALARY ($)  BONUS ($)   COMPENSATION    AWARD(S) ($)      OPTIONS    PAYOUT ($)   COMPENSATION ($)/(1)/
------------------    ----  ----------  ---------   ------------  ----------------  ----------   ----------   ---------------------

Buddy Montgomery,     1997   $120,290     $8,468          0              N/A             0           0             $14,144
 President & CEO      1996    112,400      9,016          0              N/A             0           0              10,672
                      1995    105,200        600          0              N/A             0           0              10,614

Larry Russell,        1997   $112,376     $7,957          0              N/A             0           0             $13,211
 Executive Vice       1996    105,016      8,462          0              N/A             0           0               9,974
 President            1995     98,280        600          0              N/A             0           0               9,919

----------------------
/(1)/ These amounts represent the estimated annual contribution on behalf of the named executives pursuant to the Bank's Employees' Profit Sharing Plan.

EMPLOYMENT AGREEMENTS

     Effective November 20, 1996, the Bank entered into agreements with Buddy R. Montgomery and Larry Russell. Pursuant to the terms of their individual agreements, Messrs. Montgomery and Russell are entitled to, among other things, 300% of their "annual salaries" (as defined in the agreements) if, during the "covered period" (as defined in the agreements to be the one-year period preceding through the five-year period following a change-in-control), either is terminated without cause or resigns following a change in his duties in connection with a change in control of the Bank.

COMPENSATION OF DIRECTORS

     All directors, other than Messrs. Montgomery and Russell, receive a monthly fee of $450. Mr. Whitworth receives an additional $325 per month for serving on the Executive Committee.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the shares of the Company Common Stock owned as of December 31, 1997 (i) by each person who beneficially owns more than 5% of the shares of Company Common Stock, (ii) by each of the Company's executive officers and directors, and (iii) by all directors and executive officers as a group.

                                    Number of Shares
                                      Beneficially       Percentage
Name and Address                         Owned           Ownership
----------------                    ----------------     ----------
William W. Anderson                            1,000         *
1737 Clark Street
Pontotoc, Mississippi  38863

Anna M. Berryhill                             51,550       19.51%
175 Cedar Creek Drive
Pontotoc, Mississippi  38863

Richard Frazier                                    0         *
302 South Main Street
Pontotoc, Mississippi  38863

Buddy R. Montgomery                            2,010         *
380 Northridge Drive
Pontotoc, Mississippi  38863

Larry Russell                                  2,100         *
9672 Highway 9 South
Pontotoc, Mississippi  38863

Michael Simon/(1)/                            15,530        5.88%
P. O. Box 239
Pontotoc, Mississippi  38863

Charles D. Thomas                              3,860        1.46%
2507 Highway 6 East
Pontotoc, Mississippi  38863

J. Lowell Whitworth                            7,340        2.78%
108 West Oxford Street
Pontotoc, Mississippi  38863

Louise M. Wilson                              21,450        8.12%
P. O. Box 1200, Suite 261
Humble, Texas  77347

Directors and executive officers              83,390       31.57%
as a group (8 persons)

------------
*    Less than one (1%) percent.

/(1)/ Of the shares shown, 2,910 shares are held of record by Simon, Inc., of which Mr. Simon is the President and majority shareholder, and 700 shares are held of record by members of Mr. Simon's immediate family.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.

 ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

EXHIBITS

 The response to this portion of Item 13 is submitted as the Exhibit Index attached hereto and hereby incorporated herein by this reference.

REPORTS ON FORM 8-K

 None.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PONTOTOC BANCSHARES CORP.
                                     (REGISTRANT)



                                     By:  /s/ Buddy R. Montgomery
                                        ----------------------------------
                                           Buddy R. Montgomery, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                     DATE
---------                                  -----                     ----

  /s/ Anna M. Berryhill      Director                           March 27, 1998
---------------------------
      Anna M. Berryhill

  /s/ Buddy R. Montgomery    Director, President                March 27, 1998
---------------------------  (Principal Executive Officer
      Buddy R. Montgomery    and Principal Financial Officer)


  /s/ Larry Russell          Director and                       March 27, 1998
---------------------------  Executive Vice President
      Larry Russell

  /s/ Michael Simon          Director                           March 27, 1998
---------------------------
      Michael Simon

  /s/ Charles D. Thomas      Director                           March 27, 1998
---------------------------
      Charles D. Thomas

      SIGNATURE                      TITLE                          DATE
      ---------                      -----                          ----
                             Director                           March 27, 1998
  /s/ James L. Whitworth
---------------------------
      James L. Whitworth

  /s/ Julie Henry            Principal Accounting Officer       March 27, 1998
---------------------------
      Julie Henry

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
               15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


     Included in this Form 10-KSB as Exhibit 99.1 are the following:

     (1) Any annual report to security holders covering the Company's last fiscal year; and

     (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the Company's security holders with respect to any annual or other meeting of security holders.

                    EXHIBITS TO ANNUAL REPORT ON FORM 10-KSB

                          OF PONTOTOC BANCSHARES CORP.

                              FOR THE FISCAL YEAR

                            ENDED DECEMBER 31, 1997

 EXHIBIT
 NUMBER                        DESCRIPTION
 ------                        ------------
    2.1      Plan of Reorganization and Agreement of Merger, incorporated by reference to
             Exhibit 2.1 to Registrant's Registration Statement on Form S-4, Registration
             No. 333-19409, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

    3.1      The Company's Articles of Incorporation, incorporated by reference to Exhibit
             3.1 to Registrant's Registration Statement on Form S-4, Registration No.
             333-19409, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

    3.2      The Company's Bylaws, incorporated by reference to Exhibit 3.2 to
             Registrant's Registration Statement on Form S-4, Registration No. 333-19409,
             filed with the Commission on January 8, 1997 and declared effective on August
             26, 1997.

   10.1      Executive Agreement effective November 20, 1996, by and between Buddy R.
             Montgomery and the Bank, incorporated by reference to Exhibit 10.1 to
             Registrant's Registration Statement on Form S-4, Registration No. 333-19409,
             filed with the Commission on January 8, 1997 and declared effective on
             August 26, 1997.

   10.2      Executive Agreement effective November 20, 1996, by and between Larry
             Russell and the Bank, incorporated by reference to Exhibit 10.2 to Registrant's
             Registration Statement on Form S-4, Registration No. 333-19409, filed with the
             Commission on January 8, 1997 and declared effective on August 26, 1997.

   10.3      Stock Purchase Agreement dated March 18, 1997 among Pontotoc BancShares
             Corp., First National Bank of Pontotoc, Union Planters Corporation, Doty
             Investments, L.P., Martha W. Doty, Gerry G. Jones and All Saints Episcopal
             Church of Memphis, Tennessee, incorporated by reference to Exhibit 10.3 to
             Registrant's Registration Statement on Form S-4, Registration No. 333-19409,
             filed with the Commission on January 8, 1997 and declared effective on
             August 26, 1997.

   10.4      Note, Security Agreement and Loan Agreement dated March 18, 1997 between
             Pontotoc BancShares Corp. and National Bank of Commerce, incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4,
             Registration No. 333-19409, filed with the Commission on January 8, 1997 and declared effective on August 26, 1997.

     11      Statement re: computation of per share earnings

     21      Subsidiaries of the Registrant

 EXHIBIT
 NUMBER                        DESCRIPTION
 ------                        ------------
   23.1      Consent of Independent Auditors

     27      Financial Data Schedule

   99.1      Supplemental Information